Form 10-Q
period 1995-03-31
PENTECH INTERNATIONAL INC
filed 1995-05-15
CIK 760461

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 0-15374

                       PENTECH INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                          23-2259391
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

             195 Carter Drive, Edison, New Jersey  08817
            (Address of principal executive offices)
                           (Zip Code)

                             (908) 287-6640
      (Registrant's telephone number, including area code)


 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995;
10,858,258 shares of common stock, par value $.01 per share.




                          Page 1 of 15

                   There is no Exhibit Index.

                                   INDEX

Part I.  Financial Information:


     Item 1.   Financial Statements                              Page


     Condensed Consolidated Balance Sheets as of
     March 31, 1995 and September 30, 1994                        3-4


     Condensed Consolidated Statements of Operations for the
     three and six months ended March 31, 1995 and 1994             5


     Condensed Consolidated Statements of Cash Flows
     for the three and six months ended March 31,
     1995 and 1994                                                6-7


     Notes to Condensed Consolidated Financial Statements         8-11


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                         12-13



Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K                  14


Signatures                                                       15

                     PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                     March 31, 1995   September 30, 1994
                                        (unaudited)
     Current Assets:

     Cash                               $    190            $   698
     Accounts receivable, net of
      allowances for doubtful
      accounts of $76 at
      March 31, 1995 and
      $55 at September 30,
      1994                                11,840             13,130
     Inventories (Note 1)                 24,987             21,327
     Income taxes receivable                 301                369
     Prepaid expenses and other            2,049              1,308

     Total current assets                 39,367             36,832

     Furniture and equipment (Note 1)      7,337              6,890
      Less accumulated depreciation        2,331              1,889
                                           5,006              5,001

     Other assets:

     Trademarks, net of amortization
      (Note 1)                               286                289
     Due from officer                        122                 78
     Deposits on equipment                    47
                                             455                367

                                         $44,828            $42,200






         See notes to condensed consolidated financial statements.


                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                March 31, 1995        September 30, 1994
                                   (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $14,923                  $  9,163
  Bankers' acceptances
     payable (Note 2)                2,214                     1,860
  Accounts payable                   1,688                     1,425
  Accrued expenses                   2,255                     2,932

  Total current liabilities         21,080                    15,380

Deferred income taxes                  400                       340

Commitments and contingencies
(Notes 4 and 5)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 10,858,258 shares issued
  and outstanding at March 31, 1995
  and 11,692,958 at September
  30, 1994                             109                       117

  Capital in excess of par           6,053                     6,512

  Retained earnings                 18,405                    20,894

  Treasury stock                    (1,219)                   (1,043)
                                    23,348                    26,480

                                   $44,828                   $42,200

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)




                         Three Months Ended         Six Months Ended
                            March 31                    March 31
                           1995      1994           1995      1994
Net sales                $12,249   $11,153        $21,893   $23,227

Cost of sales              7,954     6,821         14,162    14,750

Gross profit               4,295     4,332          7,731     8,477

Selling, general and
 administrative expenses   3,380     3,049          5,860     5,688

Loss on Mexican affiliate                             350

Interest expense             319       144            476       298

Interest (income)             (8)       (1)           (17)       (4)

                           3,691     3,192          6,669     5,982

Income before taxes          604     1,140          1,062     2,495

Income taxes                 229       426            404       948

Net income               $   375       714        $   658   $ 1,547

Net income per share     $   .04   $   .06        $   .06   $   .13
primary and fully
diluted


         See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)


                                               Six Months Ended
                                                   March 31,
                                                1995      1994
Cash flows from operating activities:

     Net income                              $    658  $  1,547

     Adjustments to reconcile net
     income to net cash (used in)
     operating activities:

     Depreciation and amortization                486       408
     (Increase) decrease in:
          Accounts receivable                   1,290     5,441
          Accounts receivable-other                -     (1,151)
          Inventories                          (3,660)   (7,067)
          Prepaid expenses and other             (741)      482
          Income taxes receivable/payable          68      (437)
          Due from officer                        (44)      (22)

     Increase (decrease) in:

          Bankers' acceptances payable            354    (1,192)
          Accounts payable                        263       415
          Accrued expenses                       (677)     (446)
          Deferred income taxes payable            60       307
          Total adjustments                    (2,601)   (3,262)

          Net cash (used in)
          operating activities                 (1,943)   (1,715)


Cash flows (used in) investing activities:

     (Purchase) of furniture/equipment           (447)     (382)
     (Increase) in trademarks                     (41)      (25)
     (Increase) in equipment deposits             (47)       (3)

Net cash (used in) investing activities          (535)     (410)

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's omitted)


                                             Six Months Ended
                                                  March 31,
                                                 1995       1994
Cash flows from financing activities:

     Net increase in notes payable           $  5,760    $ 1,520
     Payments to acquire treasury stock        (3,782)      (227)
     Proceeds from the issuance of Common
     Stock and exercise of options                            10
     Payments to retire Common Stock options       (8)
          Net cash provided by
          financing activities                  1,970      1,303

Net decrease in cash and cash equivalents        (508)      (822)

Cash and cash equivalents,
beginning of period                               698        843

Cash and cash equivalents, end of period      $   190    $    21


Supplemental disclosures of cash flow
information:

Non-cash financing activities:

    Issuance of Common Stock pursuant to
      exercise of options                                $   606
    Acquisition of treasury stock                        $   606
    Retirement of treasury stock                         $   606


Cash paid during the period for:

     Interest                                 $   476    $   298

     Income taxes                            $    276    $ 1,097



         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements

     (The information for the three and six months ended March 31, 1995 and 1994 is unaudited.)

1.   Summary of significant accounting policies:

     Organization:

     Pentech International, Inc. (the "Company") was formed in
April 1984.  A wholly-owned subsidiary, Sawdust Pencil Company
("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute cosmetic pencils. The Company's fiscal year ends September 30.

     Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Unaudited financial statements:

     All unaudited financial information includes all adjustments
(consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position at March 31, 1995, the results of operations for the three and six month periods ended March 31, 1995 and 1994 and cash flows for the six month periods ended March 31, 1995 and 1994.

     Inventory:

     Inventory is stated at the lower of cost or market (first-in, first-out). Interim inventories are based on a calculated gross profit percentage by product, calculated monthly.

     Equipment and depreciation:

     Equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Major improvements to existing equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)


     Trademarks:

     The costs thereof are being amortized over a five-year period on a straight-line basis.


2.   Notes payable, bank:

                Rate  March 31, 1994    Rate  September 30, 1994

Notes payable  8.20%  $ 8,000,000       7.75%     $ 9,163,000
Notes payable  8.15%    5,000,000
Notes payable  9.00%    1,923,000
                      $14,923,000
Bankers' acceptances
     payable          $ 2,214,000                 $ 1,860,000

     The above were collateralized by a security interest in substantially all of the assets of the Company. A credit line of $27,000,000 is available to the Company at the discretion of the banks. This $27,000,000 is subject to limitation based upon eligible inventory and accounts receivable as defined by the banks.


3.   Common Stock:

     From October 1994 through March 1995, the Company purchased
890,400 shares of its Common Stock for prices ranging from $3.50 to $5.375 per share. As of March 31, 1995, 252,000 shares of Common
Stock remained in treasury.

     In February 1994, options to purchase an aggregate of 175,000 shares of Common Stock were exercised at prices ranging from $3.19 to $3.51 per share resulting in the issuance of 175,000 shares of Common Stock. The persons paid the exercise price of those options by delivery of 91,506 shares of Common Stock with a value of $606,250 to the Company. These 91,506 shares of Common Stock have

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)


been retired.

     In March 1994, options to purchase an aggregate of 2,000 shares of Common Stock were exercised at $5.125 per share, resulting in the issuance of 2,000 shares of Common Stock and proceeds of $10,250.


4.   Contingency:

     At March 31, 1995 the registrant was contingently liable for outstanding letters of credit of $6,916,000.

5.   Income taxes:


                                  Three Months Ended  Six Months Ended
                                    March 31, 1995    March 31, 1995

     Federal:
     Current                       $ 165,000           $ 283,000
     Deferred                         28,000              57,000

     State:
     Current                          34,000              61,000
     Deferred                          2,000               3,000

                                   $ 229,000           $ 404,000


     Income tax at Federal statutory
     rate applied to income before
     taxes                         $ 205,000           $ 361,000

     Add:  state income taxes         36,000              64,000

     Less: effect of deduction of
     state income taxes for
          Federal purposes           (12,000)            (21,000)

     Income taxes provided         $ 229,000           $ 404,000






                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (con't)

     Effective October 1, 1993, the Company adopted FASB Statement
No. 109, Accounting for Income Taxes. Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method.
Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

     As permitted by Statement 109, the Company has elected not to restate the financial statements for prior years. The effect of the change on pretax income from continuing operations for the three and six months ended March 31, 1994 was not material.

     Significant components of the Company's deferred tax liability as of March 31, 1995 and September 30, 1994 are as follows:

                                   March 31,      September 30,
                                     1995              1994
Deferred tax liability:
     Depreciation                  $778,000       $698,000

Deferred tax assets:
     Reserve for lawsuit             99,000         99,000
     Inventory reserve               37,000         37,000
     Reserve for returns and
          allowances                124,000        124,000
     Unicap                          16,000         16,000
     Loss on foreign affiliate       96,000         76,000
     Other                            6,000          6,000

                                    378,000        358,000

Deferred income tax liability      $400,000       $340,000
     Net

6.        Related party transactions:

      In December 1993, the Company sublet premises, which it originally used as its primary offices and leased from a Company controlled by two officers/shareholders (the "sublease"). The
Company's lease of those premises expires September 30, 1995, is triple net and provides for a base rent of $3,930 per month. The sublease, to an unaffiliated company, is for $2,750 per month and expires June 30, 1995.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.


     (1)  Material Changes in Results of Operations

     Net sales increased in the three months ended March 31, 1995 10% and decreased 6% for the six months ended March 31, 1995 as compared to the same periods a year ago. The three months increase was principally due to the continued successful introduction of new products, while the six month decrease was principally related to the loss of one large holiday order with one customer in the first quarter of this year.

     Gross profit as a percentage of net sales decreased in the three months ended March 31, 1995 to 35.1% from 38.8% in the same 1994 period, and decreased to 35.3% in the six month period ended March 31, 1995 from 36.5% in the same 1994 period. The changes in gross profit for the three months ended March 31, 1995 was principally due to an increase in direct shipment business, a higher percentage of chalk business, an acceleration of closeout shipments into the earlier quarters and overall product mix.

     Selling, general and administrative (SG&A) expenses as a percentage of sales increased during the three months ended March 31, 1995 to 27.6% from 27.3% in the prior year. SG&A expenses increased to 26.8% of sales during the six months ended March 31, 1995 from 24.5% of sales in the year earlier period. The increase was primarily due to royalty expenses associated with the new licensed products and the lower sales for the year associated with a similar level of fixed SGA expenses.

     There was a significant increase in interest expense due to the funds used to finance the stock buy back program and higher interest rates.

     During the three months ended March 31, 1995, net income decreased to $375,000, or $.04 per share, from $714,000, or $.06 per share, for the three months ended March 31, 1994, a decrease of 47%. During the six months ended March 31, 1995 net income decreased to $658,000 or $.06 per share, from $1,547,000, or $.13 per share, in the year earlier period, a decrease of 57%. These decreases were primarily related to lower sales, the writedown of the Mexican affiliate and higher interest costs.

     (2)  Material Changes in Financial Condition

     Working capital decreased $3,165,000 to $18,287,000 during the six months ended March 31, 1995. This decrease ws primarily related to the Company funding its two 500,000 share repurchase programs with its working capital.

    On a long-term basis, the Company's liquidity is strong due to its continuing profitability, relatively stable credit facilities, the quality of its receivables, the largely finished nature of its inventory, and the level of its shareholders' equity as compared to its traditional borrowing needs. The Company is prohibited, without the consent of its primary lenders, from declaring cash dividends.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (b)  None.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  May 12, 1995          By:  /s/ David Melnick
                                  David Melnick, President and
                                  Principal Financial Officer























ptk\10q-mar.95