Form 10-Q
period 1995-06-30
PENTECH INTERNATIONAL INC
filed 1995-08-14
CIK 760461

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [x] Yes  [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                              Outstanding at
Class of Common Stock                          June 30, 1995
---------------------                        -----------------
    $.01 par value                           10,858,258 shares

            Page 1 of 15. There is no Exhibit Index.

                              INDEX

Part I.  Financial Information:


     Item 1.   Financial Statements (unaudited)             Page
                                                            ----

     Condensed Consolidated Balance Sheets as of
     June 30, 1995 and September 30, 1994. . . . . . . . . . .3-4


     Condensed Consolidated Statements of Operations for the
     three and nine months ended June 30, 1995 and 1994. . . . .5


     Condensed Consolidated Statements of Cash Flows
     for the nine months ended June 30, 1995 and 1994. . . . .6-7


     Notes to Condensed Consolidated Financial Statements. . 8-11


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation. . . . . . . . . . .12-13



Part II.  Other Information:




     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . 14


Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                      PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                       June 30, 1995   September 30, 1994
                                      --------------   ------------------
                                        (unaudited)
     Current Assets:

     Cash                               $    554            $   698
     Accounts receivable, net of
      allowances for doubtful
      accounts of $79 at
      June 30, 1995 and
      $55 at September 30,
      1994                                19,121             13,130
     Inventories (Note 1)                 23,786             21,327
     Income taxes receivable                 572                369
     Prepaid expenses and other            2,168              1,308
                                          ------             ------
     Total current assets                 46,201             36,832
                                          ------             ------

     Furniture and equipment (Note 1)      7,423              6,890
      Less accumulated depreciation        2,555              1,889
                                          ------             ------
                                           4,868              5,001
                                          ------             ------

     Other assets:

     Trademarks, net of amortization
      (Note 1)                               279                289
     Due from officer                        110                 78
     Deposits on equipment                    47
                                          ------              -----
                                             436                367
                                          ------              -----

                                        $ 51,505            $42,200
                                          ======             ======

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                June 30, 1995        September 30, 1994
                                -------------        ------------------
                                (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $20,499                  $  9,163
  Bankers' acceptances
     payable (Note 2)                2,039                     1,860
  Accounts payable                   1,725                     1,425
  Accrued expenses                   2,726                     2,932
                                    ------                   -------
  Total current liabilities         26,989                    15,380
                                    ------                   -------
Deferred income taxes                  440                       340

Commitments and contingencies
(Notes 4 and 5)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 10,858,258 shares issued
  and outstanding at June 30, 1995
  and 11,692,958 at September
  30, 1994                             109                       117

  Capital in excess of par           6,047                     6,512

  Retained earnings                 19,319                    20,894

  Treasury stock                    (1,399)                   (1,043)
                                    ------                    ------
                                    24,076                    26,480
                                    ------                    ------

                                   $51,505                   $42,200
                                    ======                    ======
         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                                (unaudited)

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)


                         Three Months Ended        Nine Months Ended
                            June 30,                   June 30,
                         ------------------        -----------------
                           1995      1994            1995       1994
                           ----      ----            ----       ----
Net sales                $20,013   $22,928        $41,906   $46,155

Cost of sales             13,208    14,713         27,370    29,463
                          ------    ------         ------    ------

Gross profit               6,805     8,215         14,536    16,692
                          ------    ------         ------    ------
Selling, general and
 administrative expenses   5,035     4,295         10,895     9,983

Loss on Mexican affiliate                             350

Interest expense             310       194            786       492

Interest (income)             (7)       (2)           (24)       (6)
                          -------   -------        -------   -------
                           5,338     4,487         12,007    10.469
                          -------   -------        ------    -------
Income before
 taxes                     1,467     3,728          2,529     6,223

Income taxes                 557     1,448            961     2,396
                          -------   ------         -------   ------
Net income                $  910    $2,280         $1,568   $ 3,827
                          =======   ======         ======    ======

Net income per share
 fully diluted            $  .09     $ .19         $  .15   $   .32
                          =======   ======         ======    ======
         See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                      June 30,
                                                  -----------------
                                                  1995          1994
                                                  ----          ----
Cash flows from operating activities:

     Net income                               $  1,568      $  3,827
                                                ------       -------

     Adjustments to reconcile net
     income to net cash (used in)
     operating activities:

     Depreciation and amortization                 770           556
     (Increase) decrease in:
          Accounts receivable                   (5,991)       (4,661)
          Inventories                           (2,459)       (5,367)
          Prepaid expenses and other              (860)          320
          Income taxes receivable                 (203)
          Due from officer                         (32)          (66)
     Increase (decrease) in:
          Bankers' acceptances payable             179          (690)
          Accounts payable                         300           541
          Accrued expenses                        (206)          281
          Income taxes payable                                    78
          Deferred income taxes payable            100           307
                                               -------        ------
     Total adjustments                          (8,402)       (8,701)
                                               -------        ------

     Net cash (used in) operating
          activities                            (6,834)       (4,874)
                                               -------        ------
Cash flows from investing activities:

     (Purchase) of furniture/equipment            (533)         (726)
     (Increase)/Decrease in trademarks             (94)           29
     (Increase) in equipment deposits              (47)           (3)
                                               --------      ---------
Net cash (used in) investing activities           (674)         (700)
                                               --------      ---------
         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's Omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                       June 30,
                                                  -----------------
                                                  1995           1994
                                                  ----           ----
Cash flows from financing activities:

     Net increase in notes payable                $11,336        $ 5,294
     Payments to acquire treasury stock            (3,964)          (546)
     Proceeds from the issuance of Common Stock
          and exercise of options                                     10
     Payments to retire Common Stock options           (8)
                                                   ------         ------
          Net cash provided by
          financing activities                      7,364          4,758
                                                   ------         ------
Net decrease in cash and cash equivalents            (144)          (816)

Cash and cash equivalents,
beginning of period                                   698            843
                                                   ------         ------
Cash and cash equivalents, end of period          $   554        $    27
                                                   ------         ------
Supplemental disclosures of cash flow
information and non-cash financing activities:

     Non-cash financing activities:

          Issuance of Common Stock pursuant
            to exercise of options                               $   606
          Acquisition of treasury stock                          $   606
          Retirement of treasury stock                           $   606

     Cash paid during the period for:

          Interest                                 $  762         $  492

          Income taxes                             $1,064         $2,030



         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three and nine months ended
              June 30, 1995 and 1994 is unaudited)

1.   Summary of significant accounting policies:

     Organization:

          Pentech International, Inc. (the "Company") was formed in
          April 1984.  A wholly-owned subsidiary, Sawdust Pencil
          Company ("Sawdust"), was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October
          1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute cosmetic pencils. The Company's fiscal year ends
          September 30.

     Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Unaudited financial statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1995, the results of operations for the three and nine month periods ended June 30, 1995 and 1994, and cash flows for the nine month periods ended June 30, 1995 and 1994

     Inventory:

          Inventory, is stated at the lower of cost or market
          (first-in, first-out). Interim inventories are based on an estimated gross profit percentage by product, calculated monthly.

     Equipment and depreciation:

          Equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Major improvements to existing equipment are capitalized.
          Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred.

     Trademarks:

          The costs thereof are being amortized over a five-year period on a straight-line basis.

2.   Notes payable, bank:

                  Rates  June 30, 1995  Rates  September 30, 1994
                  -----  -------------  -----  ------------------
Notes payable     9.00%  $ 2,999,000    7.75%     $ 9,163,000
                                                   ==========
Notes payable     8.15%    5,000,000
Notes payable     8.20%    8,000,000
Notes payable     7.80%    4,000,000
Notes payable     8.00%      500,000
                          ----------
                         $20,499,000
                          ==========
Bankers' acceptances
     payable             $ 2,039,000              $ 1,860,000
                          ==========               ==========
     The above were collateralized by a security interest in
     substantially all of the assets of the Company.  The credit lines available to the Company at the discretion of the banks with which the Company maintains these lines (the "Banks")
     were increased to $34,000,000.  This $34,000,000 is subject to limitation based upon eligible inventory and accounts
     receivable as defined by the Banks.

3.   Common Stock:

     From October 1994 through June 1995, the Company purchased
950,400 shares of Common Stock at prices ranging from $2.875 to $5.03 per share. As of June 30, 1995, 312,500 shares of Common
Stock remained in treasury.

     In February 1994, options to purchase an aggregate of 175,000 shares of Common Stock were exercised at prices ranging from $3.19 to $3.51 per share resulting in the issuance of 175,000 shares of Common Stock. The persons paid the exercise price of those options by delivery of 91,506 shares of Common Stock with a value of $606,250 to the Company. These 91,506 shares of Common Stock have been retired.

     In March 1994, options to purchase an aggregate of 2,000 shares of Common Stock were exercised at $5.125 per share, resulting in the issuance of 2,000 shares of Common Stock and proceeds of $10,250.


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

         Notes to Condensed Financial Statements (con't)


4.   Contingency:

     At June 30, 1995, the Company was contingently liable for outstanding letters of credit of approximately $2,557,000.

5.    Income taxes:                Three Months Ended  Nine Months Ended
                                     June 30, 1995       June 30, 1995
                                   ------------------  -----------------
     Federal:
     Current                            $ 435,000         $  718,000
     Deferred                              34,000             91,000

     State:
     Current                            $  82,000         $  143,000
     Deferred                               6,000              9,000
                                          -------           --------
                                        $ 557,000         $  961,000
                                          =======           ========
     Income tax at Federal statutory
     rate applied to income before
     taxes                              $ 499,000         $  860,000

     Add:  state income taxes              88,000            152,000

     Less: effect of deduction of
     state income taxes for
          Federal purposes                (30,000)           (51,000)
                                         --------           --------
     Income taxes provided              $ 557,000         $  961,000
                                         ========           ========

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

     As permitted by Statement 109, the Company has elected not to restate the financial statements for prior years. The effect of the change on pretax income from continuing operations for the three and six months ended June 30, 1995 was not material.

     Significant components of the Company's deferred tax liability as of June 30, 1995 and September 30, 1994 are as follows:

                            June 30,        September 30,
                             1995               1994
                            -------         -------------
Deferred tax liability:
     Depreciation          $818,000          $698,000
                            -------           -------
Deferred tax assets:
     Reserve for lawsuit     99,000            99,000
     Inventory reserve       37,000            37,000
     Reserve for returns and
          allowances        124,000           124,000
     Unicap                  16,000            16,000
     Loss on foreign         96,000            76,000
          affiliate
     Other                    6,000             6,000
                            -------           -------
                            378,000           358,000
                            -------           -------
Deferred income tax        $440,000          $340,000
     liability, Net         =======           =======

6.        Related party transactions:

      In December 1993, the Company sublet premises, which it originally used as its primary offices and leased from a Company controlled by two officers/shareholders (the "sublease"). The
Company's lease of those premises expires September 30, 1995, is triple net and provides for a base rent of $3,930 per month. The sublease, to an unaffiliated company, is for $2,750 per month and expires June 30, 1996.

Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     (1)  Material Changes in Results of Operations

     Net sales decreased in the three and nine months ended June 30, 1995, 13% and 9%, respectively, over the same periods in 1994. This was principally due to one of the Company's largest customers significantly reducing their back to school orders. The Company's relationship with this customer however, still remains solid. The remainder of the Company's customer base continued to demonstrate a strong demand for new products.

     Gross profit as a percentage of net sales decreased in the three months ended June 30, 1995 to 34.0% from 35.8% in the same 1994 period, and decreased to 34.7% in the nine month period ended June 30, 1995 from 36.2% in the same 1994 period. This decrease was due to the product mix, primarily the commodity pencil program and higher packaging and display costs. The Company also accelerated the closeout of slow moving inventory.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales increased during the three months ended June 30, 1995 to 25.1% from 18.7% in the prior year. SG&A expenses increased to 26.0% of sales during the nine months ended June 30, 1995 from 21.6% of sales in the year earlier period. The increases were caused principally by royalty expenses associated with the new licensed products and the lower sales for the year associated with a similar level of fixed SGA expenses.

     There was an increase in interest expense due largely to financing the stock buy back and higher interest rates.

     During the three months ended June 30, 1995, net income decreased to $910,000, or $.09 per share, from $2,280,000, or $.19 per share, for the three months ended June 30, 1994. This is a decrease of 60%. During the nine months ended June 30, 1995 net income decreased to $1,568,000, or $.15 per share, from $3,827,000, or $.32 per share, in the year earlier period, a deease of 59.0%. These decreases in net income are a direct result of lower sales.

     (2)  Material Changes in Financial Condition

     Working capital decreased $2,240,000 to $19,212,000 from $21,452,000 during the nine months ended June 30, 1995. This decrease was primarily related to the Company funding its share repurchase programs with its working capital.





     On a long-term basis, the Company's liquidity is strong due to its relatively stable credit facilities, its strong current ratio, the quality of its receivables, the largely finished nature of its inventory, and the size of its shareholders' equity as compared to its traditional borrowing needs. The Company is prohibited, without the consent of its primary lender, from declaring cash dividends.

                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  August 11, 1995       By:  /s/ David Melnick
                                  David Melnick, President and
                                  Principal Financial Officer























ptk\10q-jun.95