Form 10-K
period 1995-09-30
PENTECH INTERNATIONAL INC
filed 1995-12-28
CIK 760461

FORM 10-K
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995

                                    OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file No. 0-15374

                           PENTECH INTERNATIONAL, INC.
              (Exact Name of Registrant as Specified in Charter)

            Delaware                                     23-2259391
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

    195 Carter Drive, Edison, New Jersey                 08817
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (908) 287-6640

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share
                                   (Title of Class)

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to
such filing requirements for the past 90 days. Yes    X      No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10-K or any amendment to this Form 10-K [X]

    The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on December 18, 1995 was approximately $25,421,835 based on the average of the bid and asked quotations of the registrant's Common Stock, par value $.01 share, as reported by NASDAQ on December 18, 1995.

    On September 30, 1995, there were outstanding 10,496,758 shares of the registrant's Common Stock.

    The Proxy Statement of the registrant to be filed on or before January 29, 1996 is incorporated herein by reference.

                                 PART I

Item 1. BUSINESS

         (a) Pentech International, Inc. (the "Company") was formed in April 1984 to design and market writing and drawing instruments and other stationery products. In November 1989, the Company formed a wholly-owned subsidiary, Sawdust Pencil Co., to manufacture certain of the Company's writing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute a line of cosmetic products. The
Company and its wholly-owned subsidiaries are collectively referred to herein as the Company.

         (b) The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products and miscellaneous cosmetic products, primarily to major mass market retailers located in the United States, under the "Pentech" name and a related product name and logo. For financial information relating to this business segment, please refer to the financial statements contained elsewhere herein.

         (c) The Company's product line consists of pens, markers, pencils, other writing instruments, children's activity kits, related products and miscellaneous cosmetic products. These products compete on the basis of special features, packaging design, quality and price, or a combination of these characteristics. The Company believes its reputation and ability to develop marketing programs for its products, through the industry experience and marketing expertise of its management, are principal factors in its business.

         (d) The Company also has obtained license agreements with owners of established trademarks to develop marketing programs with the Company's products utilizing these trademarks. The Company views the use of these established trademarks as providing further product recognition as well as offering a new strategic direction for the Company.

         (i) The Company presently markets several types of pens, markers, pencils, other writing instruments, children's activity kits, related products and miscellaneous cosmetic products, directly and through approximately 100 independent, nonexclusive, sales representatives throughout the United States. Generally, sales initiated by the sales representative are made directly to retail chains, wholesalers and distributors in various areas.

        The percentages of revenues contributed by the following classes of products over the Company's last three fiscal years are as follows:

                                 Other Writing    Miscellaneous
                                 Instruments and     Cosmetic
         Pens   Markers Pencils  Related Products    Products

FY 1993  27.7%   28.0%    30.2%          14.1%           -
FY 1994  17.9%   26.9%    35.3%          17.9%           2%
FY 1995  18.6%   23.0%    34.1%          20.3%           4%

         (ii) The Company engages in ongoing market research to identify writing instruments and related products that elicit strong demand in the American marketplace. The Company, once it identifies a product, generally either selects an overseas manufacturer which it believes to be most suitable to manufacture the product and works with such manufacturer to develop the product to the Company's specifications or elects to manufacture the product itself.

         The Company's domestic pencil and marker manufacturing facility, Sawdust Pencil Company ("Sawdust") is presently being utilized by the Company to manufacture a significant portion of the Company's writing instruments. Sawdust's capacity (on a two shift basis) is approximately $34,500,000 (wholesale value) of pencils, markers and other writing instruments. During its fiscal year ended September 30, 1995 ("Fiscal 1995"), the Company manufactured approximately $20,000,000 wholesale value of products at Sawdust, which represents 58% of its current capacity and approximately 36% of the Company's current requirements. During periods when Sawdust is not being utilized at full capacity, it scales down its workforce.

         During Fiscal 1995, the Company manufactured at Sawdust approximately 36% of the wholesale value of the products it sold, down from approximately 41% for Fiscal 1994.

         During its fiscal year ended September 30, 1994 ("Fiscal
1994"), the Company established a second pencil manufacturing facility which also has the capability to manufacture cosmetic pencils.

         The Company emphasizes its unique packaging style that graphically reinforces the Company's image as a marketer of well-designed, high quality, reasonably priced pens and markers. Management believes that the Company's packaging designs are important to its efforts at penetrating the American marketplace for writing instruments.

        Once a product's design is finalized, the Company develops packaging for the product. Designs for these packages are then shipped to the manufacturer which generally prints the packaging and packages the product prior to its shipment to the Company.
With respect to products manufactured domestically at Sawdust, the Company does its own packaging as well as arranges to print some of its packaging with independent entities.

         (iii) The Company utilizes foreign manufacturers to supply a large percentage of pens, markers, other writing instruments and related products and miscellaneous cosmetic products that it sells throughout the United States. It continues to acquire a majority of its products from contract manufacturers located in Korea, Italy, India, Taiwan and other foreign countries. Such products are manufactured to the Company's order with the "Pentech" logo and label. The Company generally acquires its imported products pursuant to purchase orders, which typically provide for delivery within 60 days to 90 days after the order. Most of these purchases are paid by posting a letter of credit payable from zero to 120 days after shipment.

         To date, the Company has experienced limited supply shortages with respect to these imported products. The Company has occasionally incurred additional costs by shipping goods into its warehouse via airfreight, as opposed to by ship when the manufacturers did not timely deliver products or the Company required faster delivery than was normally available. The Company is unable to predict whether it will experience any other similar or worse product shortages in the future. The Company has successfully developed alternative sources of supply for virtually all of its important items to ensure timely deliveries in the event of a disruption in deliveries due to a dispute with any one overseas manufacturer or any other reason. The Company has achieved this through building Sawdust and developing multiple sources in Korea, Italy, India, Taiwan and other countries. As a result, the loss of any one overseas manufacturer would unlikely create any long-term disruptions in the Company's ability to ship its goods to its customers on a timely basis. Management believes that it is not now dependent, nor is it likely to become dependent, upon any one manufacturer for its product lines. It believes that products of quality comparable to its present products could, if necessary, be acquired from a variety of manufacturers located primarily in Korea, Italy, Taiwan, India and Japan, or other locations at comparable rates.

         The Company obtains raw materials for Sawdust from domestic and foreign suppliers of these materials. It has not faced any material supply shortages, and it generally has multiple sources for most of its product requirements. Due to a recent determination by the United States International Trade Commission (the "ITC") that certain manufacturers of Chinese pencils were dumping them in the United States, the Company has been required to develop additional sources for its supply of certain of its pencils, which, to date, it has been successful in doing. In some instances, this has resulted in increasing the Company's costs for wood for its pencils.

         (iv) The primary focus of the Company's marketing efforts is to market its products under the individual product's name and the Company's name. In the event opportunities present themselves which the Company determines are advantageous for it to import certain products in bulk on a private label basis (i.e., store brand), the Company may capitalize on such opportunity. In such event, the Company may request an advance deposit from the customer before effecting such transaction, depending on the credit-worthiness of the customer. This, historically, has been a small segment of the Company's business.

         The Company's marketing efforts include the development of special promotions in connection with purchases of merchandise by certain major chain stores. These promotions often feature advertising allowances, free goods and free displays or permit the sale of several of the Company's products at one favorable price. The funding for these special promotions is substantially derived from the revenues to be received from the sales themselves, and generally the Company is not required to allocate any portion of its working capital to such efforts. The Company also has designed point of purchase product displays which it offers to its customers.

         In addition to the Company's licenses with the Walt Disney Company, the Company has entered into licensing agreements for its writing instruments with the NBA (National Basketball Association) and NHL (National Hockey League) to use each league's team logos on the Company's products, as well as the Coca-Cola Company, using this trademark name on the Company's products. The Company has also entered into a licensing agreement with the Fisher-Price Co. to manufacture arts and crafts kits containing the Company's products, which license has been modified to reflect a slower than expected start-up due to technical issues.

         Except when the Company uses trademarks owned by others, the Company follows a policy of registering with the U.S. Patent and Trademark Office trademarks covering the names of items in its product line and proposed names for new items. The Company has been awarded trademarks in the past. There is no assurance that any pending trademarks will be registered. Petitions have been filed with the U.S. Patent and Trademark Office to cancel the Federal trademark registration of the Company's "Pentech" trademark. See Item 3. "Legal Proceedings."

        (v) The business of the Company has certain seasonal aspects. Sales tend to increase during the months of May through August, because retailers buy in anticipation of fall school opening, and to decrease during the months of September through December. The
Company has been developing marketing programs to reduce this seasonality.

         (vi) The Company has changed during Fiscal 1995 from utilizing an unaffiliated warehouse to store and ship its products on a contract basis, to leasing and maintaining a warehouse in North Brunswick, New Jersey.

         Generally, the Company does not require any of its customers to post any letters of credit or to advance any deposits on orders, except in certain instances, depending upon the creditworthiness of the customer, for special orders. The Company analyzes each special order customer independently to determine whether any deposits should be paid. The Company considers credit rating, location, and amount of order, among other factors, to determine whether a deposit is required. Normal credit terms are "net 30 days." The Company, in certain instances, follows the industry practice of "School Dating," which is the shipment of products from May through August, for which payment is not due until September or October. The Company reviews its credit practices regularly and currently attempts to insure 80% of its receivables through credit insurance. In the past, except for the Phar-Mor bankruptcy in Fiscal 1992, the Company has experienced a limited amount of bad debts from its customers, usually as a result of a bankruptcy. In such a case the Company's policy has been to liquidate its claims as promptly as reasonable under the circumstances. This has been further ameliorated since the Company obtained credit insurance.
The Company believes it has sufficient resources to manage its credit functions.

         (vii) The Company's primary customers include major mass market retailers in the United States. In Fiscal 1995, one customer accounted for 9% of the Company's revenues. While the loss of this customer could have a material adverse impact upon the Company in the short-term, the Company believes such impact would be minimized in the long-term since the Company could either reduce its expenses related to this customer or sell all or a portion of these products to other customers.

         Certain of the Company's customers include:

                 -  Eckerd Drug                            -  Walgreen Drug
                 -  Walmart                                -  CVS Stores
                 -  Target                                 -  K-Mart


         The above list of customers does not include independent distributors nor products the Company sells to the stationery, military and college store markets.

         The Company advertises in trade journals on a limited basis and maintains display booths for use at trade shows. It owns several booths that attractively display its line of products for such trade shows. The Company has no current plans for any other major advertising campaign, but it is investigating additional advertising avenues.

         The Company warrants its merchandise against manufacturing defects. In the event of any such returns the Company evaluates the problem and attempts to rectify the problem for the customer, if possible. The Company believes it maintains adequate product liability insurance.

         (viii) As of December 1995 and December 1994, the Company's backlog of firm written orders was approximately $3,100,000 and $2,600,000, respectively. This backlog is comprised of the normal delay between receipt and processing of orders and orders for delayed delivery. All orders were delivered or are expected to be filled within the applicable fiscal year.

         (x) The industry in which the Company is engaged is highly competitive. The Company competes with a large number of companies, including such well known companies as Bic Pen Company, Papermate, Pilot Pen, Newell, some of which may have far greater financial resources and sales. The Company generally competes on the basis of the special features of its products, quality, packaging design (which includes the individual product's name and the Company's name and logo) and price.

         (xiii) As of November 30, 1995, the Company had approximately 185 employees, including Messrs. Norman Melnick, David Melnick,
John Linster and John F. Kuypers. The Company's sales are made primarily by independent sales organizations which are compensated exclusively on a commission basis with commissions ranging from two and one half to seven percent. The Company does not anticipate a substantial increase in the number of its employees in the near future. The Company considers its relations with its employees to be good. In December 1992, the production and maintenance employees of the Company's wholly-owned subsidiary, Sawdust Pencil
Co. ("Sawdust"), voted to join Local 478 of the International Brotherhood of Teamsters (the "Union"). In Fiscal 1993, Sawdust entered into a labor agreement with Union representatives for the benefit of these employees which expires August 31, 1996.

         (e) The Company exports approximately 2 percent of its sales, primarily to customers in Canada, Europe, Brazil and Mexico.


Item 2.  PROPERTIES

         The Company's present offices are located at 195 Carter Drive, Edison, New Jersey 08817, where it occupies general office, sales and warehouse space of approximately 40,500 square feet pursuant to a five year lease expiring March 1, 1998. Management believes that the space under lease will be adequate for the Company's operations for the term of the lease. See sub-item (vi) under Item 1.
"Business" for information concerning the Company's other warehousing practices.

         The Company exercised its first option and extended its lease for five years (the "Lease") with an unaffiliated company for approximately 50,000 square feet which commenced on June 1, 1995 for Sawdust's premises located at 44 National Road, Edison, New
Jersey 08817. The Lease, which is triple net, requires annual rental payments of $170,856 for the first year until May 31, 1996, with yearly moderate increment additions in each subsequent year of the Lease's term. The Lease contains an option to renew on terms providing for moderate increases in rent for up to an additional five years.

         The Company entered into a five year lease for a warehouse at 1101 Corporate Road, North Brunswick, New Jersey (the "Warehouse Lease") with an unaffiliated Company for approximately 130,000 square feet which commenced on September 1, 1995. The Warehouse
Lease provides for annual based rent of approximately $410,000 with an increase to approximately $436,000 per year after the first year.

         The Company entered into a four year lease for a sales office in Madison, Wisconsin (the "Madison Lease"). The Madison Lease, which is with an unaffiliated party, is for approximately 1,140 square feet and commenced December 1, 1992. The Madison Lease calls for a second year annual rental of $15,120, which increases by five percent each subsequent lease year until termination.

         The Company sublet premises located at 2 Ethel Road, Edison, New Jersey, which it originally leased from a company controlled by Messrs. Norman and David Melnick (the "Sublease"). The Company's sublease is triple net and provides for base rent of $3,930 per month. The Sublease, which commenced on December 1, 1993, is to an unaffiliated company and is currently continuing on a month-to-month basis. The Company receives a monthly rental of $2,750 from this sublet. The Company had used these premises as its corporate offices for four years prior to its move to 195 Carter Drive, Edison, New Jersey, during Fiscal 1993.

Item 3.  LEGAL PROCEEDINGS

         (a) In November 1986, a petition for cancellation of the Company's trademark "Pentech" was filed by Pentel Kabushiki Kaisha d/b/a Pentel Co., Ltd. ("Pentel") with the U.S. Patent and
Trademark Office (the "PTO") seeking to cause the Company's
"Pentech" Federal trademark to be canceled. The Company received notice of the filing of the Petition on February 24, 1987. The Petition alleges that the Pentech trademark was not used in the United States prior to January 12, 1984, long after Pentel's trademarks were issued, and that the "Pentech" trademark so closely resembles the "Pentel" trademark as to cause confusion and to be misleading. In November 1995, after the PTO refused to grant any further extension, the Company moved to dismiss this Petition on the basis of Pentel's failure to proceed after nine years.
Although unexpected, the Company recognizes the risk of an adverse decision with respect to this Petition. In such event, it is likely that Pentel would seek to cause the Company not to use the trademark "Pentech." The loss of the use of the trademark could result in a short-term negative impact on the Company as it would be required to alter its packaging and possibly change its corporate name. Since all of the Company's products are marketed under individual product trade names, the Company does not believe that it would materially adversely impact its sales or financial position.

         (b) In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., in the United States District Court for the Southern District of
New York ("USSDNY") seeking a declaratory judgment that U.S. Patent
No. 4,681,471 entitled "Kit Comprising Multicolored Fluid Dispenser Markers Together With Eradicating Fluid Dispenser" is not infringed, and is invalid and unenforceable. The defendants asserted counterclaims against the Company for patent infringement and misappropriation. The action was bifurcated into two parts:
(i) liability and (ii) damages. A trial on liability was held and on November 12, 1990 the Court issued an order determining that the patent was valid, that the Company had infringed the patent but that no misappropriation was found. A trial on damages must still be held. The Company established a reserve (the "Reserve Amount") in anticipation of payment of damages. Although the Company expects the Reserve Amount to be sufficient based on its analysis, there is no assurance that such amount will be adequate and that the USSDNY will not find the Company liable for damages in excess of the Reserve Amount.

         Other than as set forth above, there are no legal proceedings to which the Company is a party or known to be contemplated that are deemed material by the Company at the present time, and the Company knows of no material legal proceedings pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         Not applicable.

                                 PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

         (a) The shares of Common Stock are traded on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ") National Market System under the symbol PNTK. The following table shows the closing high and low "bid" prices of these shares as reported by NASDAQ during the Company's last two fiscal years presented on a calendar year basis. Such quotations represent prices between dealers without retail markups, markdowns or commissions and may not represent actual transactions.


                          High                    Low

1994

1st Quarter               6 1/4                   4 11/16
2nd Quarter               6 3/4                   5 1/2
3rd Quarter               6 3/4                   5 1/4
4th Quarter               6 1/4                   4 3/4

1995

1st Quarter               5 1/4                   3 1/2
2nd Quarter               4 1/4                   3 3/8
3rd Quarter               4 1/4                   2 3/4
4th Quarter               3 1/2                   1 7/8

         On December 18, 1995, the closing "bid" and "ask" prices for the Common Stock were $2 3/8 and $2 7/16 respectively, as reported by NASDAQ.

         (b) On December 18, 1995, the number of shareholders of record of the Common Stock was 509.

         (c) The Company has not declared a cash dividend in the past and is not permitted to do so without the consent of European
American Bank, N.J. (the "Bank"), one of the banks with whom the Company maintains a short-term line of credit. See Item 7.
"Management's Discussion and Analysis of Financial Condition and
Results of Operations."

Item 6.  SELECTED FINANCIAL DATA

         The following summary of financial information should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K.

                                        STATEMENT OF OPERATIONS DATA


                                Fiscal Years Ended September 30,
                   1995        1994        1993        1992        1991

                         ($ 000s omitted except per share amounts)
Net
sales             $54,892      $62,136     $51,321     $39,130     $33,847

Net (loss)
income             (1,059)       4,701       3,986       2,789       4,111
Net (loss)
income
per share           ($.10)        $.40        $.34        $.23        $.34

Weighted
average
number
of shares
outstanding
including
common
stock
equi-
valents              10,661     11,855       11,876     12,201     12,089

Dividends               -          -            -          -          -

                                BALANCE SHEET DATA
                                    September 30,
                1995        1994         1993        1992       1991

                     ($ 000s omitted except per share amounts)
Working
capital       $16,928      $21,451      $18,490     $15,756     $14,539

Total
assets         44,518       42,558       42,130      32,267      25,721

Notes
payable
(included
in current
liabil-
ities)         15,169        9,163       10,882       6,577       3,505

Long-
term
debt              -               -               -                -                -


Share-
holders'
equity         21,345           26,479          23,502           20,121           17,637

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Fiscal 1995 Compared to Fiscal 1994

         Net sales for Fiscal 1995 were $54,891,592 as compared to $62,136,134 for Fiscal 1994, reflecting a decrease of $7,244,542 or approximately 11.7%. The decrease in sales in Fiscal 1995 was principally related to the overall softness in the retail industry, evidenced by Chapter 11 filings by several retailers and corrective inventory measures taken by other major mass merchandisers.
Despite this softness, the Company's relationships with many of its customers remains strong and the Company did see positive sales growth with many customers due primarily to the successful introduction of its Pro Sports Licensed Products.

         In Fiscal 1995, the Company incurred a loss from operations of $474,368 as compared to income from operations of $8,361,628 for Fiscal 1994, reflecting a decrease of $8,835,996. The Company's gross profit of 28.8% in Fiscal 1995 was down from 35.1% in Fiscal 1994. The decline in gross profit can be attributed to the Company's decision to eliminate about 500 items from its product line and the related increase in the reserve for slow-moving inventory by approximately $1.3 million. In addition, the Company continued to invest in its emerging cosmetic business and incurred a loss of about $500,000. The gross profit was also impacted by higher manufacturing unit costs at its domestic facility due to the lower sales volume. Finally, gross profit was affected by higher than usual return levels. In some instances, retailers consider stationery merchandise to be highly promotional and seasonal and sometimes request to return the unsold goods.

         The Company's selling, general and administrative ("SG&A") expenses increased during Fiscal 1995 to $15,871,636 from $13,459,402 in Fiscal 1994, reflecting an increase of $2,412,234. SG&A as a percentage of sales increased to 28.9% from 21.7%. The increase was primarily related to the continued higher royalty costs associated with many of its new products. In addition, the Company had higher freight costs, higher distribution costs associated with the Company relocating its distribution center, and higher advertising allowances associated with more aggressive pricing campaigns by many of its customers. Finally, the Company continued to invest in its creative, sales and product development team with the goal of marketing longer lived products and gaining deeper penetration of its existing client base.

         During Fiscal 1995, the Company increased its short-term borrowings to an average level of $15,618,000 from $12,250,000 in the prior year. The increase was primarily due to increased borrowings to finance the Company's stock buy back program of approximately 1,000,000 shares for approximately $4,000,000. In addition, the Company's effective interest rate increased from 6.0% to 8.1% due to the overall rise in short-term interest rates. As a result, interest expense increased during Fiscal 1995 from $740,953 to $1,259,145.

         Finally, primarily as a result of the peso devaluation in Mexico in the Company's first fiscal quarter, the Company sustained a write-down of $407,000 on its receivable position with its Mexican affiliate for Fiscal 1995. This affiliation was ended in Fiscal 1995.

         Based on the above factors, the Company incurred a loss of $1,058,946 in Fiscal 1995 as compared to net income of $4,700,598 in Fiscal 1994, reflecting a decrease of $5,759,544.

         With respect to the Company's new line of cosmetic products, the Company achieved several goals it established for Fiscal 1995. The Company developed its new "Fun" Cosmetics line of product, established a regional network of sales representatives and launched a new advertising campaign. Sales of its line of miscellaneous cosmetic products increased to $2.3 million (or approximately 4% of net sales) up from $1.3 million (approximately
2% of net sales) in Fiscal 1994. This product line did incur a loss of approximately $500,000 due to start-up costs.

         During Fiscal 1996, the Company's goal regarding its line of miscellaneous cosmetic products is to continue to increase the sales of the cosmetic company by the introduction of its product line to new customers and to improve the overall profitability of this product line.


         Fiscal 1994 Compared to Fiscal 1993

         Net sales for Fiscal 1994 were $62,136,134 as compared to $51,320,794 for Fiscal 1993, reflecting an increase of $10,815,340 or approximately 21.1%. The increase in sales in Fiscal 1994 was principally related to the seasonal sales promotions in the first half of the fiscal year and growth in the Company's bulk pencil program and Color Club line.

         Income from continuing operations was $8,361,628 for Fiscal 1994 as compared to $6,979,450 for Fiscal 1993, reflecting an increase of $1,382,178. The Company's gross profit of 35.1% in Fiscal 1994 remained relatively constant from 35.0% in Fiscal 1993. Lower manufacturing costs at Sawdust were offset by higher costs associated with the Company's new cosmetic operations and higher freight-in cost associated with its chalk products. Gross profit on imported products remained constant during the two periods.

         The Company's SG&A expenses increased during Fiscal 1994 to $13,459,402 from $10,992,105 in Fiscal 1993, reflecting an increase of $2,467,297. SG&A as percentage of sales increased to 21.7% from 21.4% primarily because of higher office and rent expenses since the Company was in its expanded office location for a full twelve months this year as compared to three months during Fiscal 1993.
In addition, the Company had higher royalty payments due to an increase in sales of licensed products, higher freight costs due to shipping certain products and higher legal fees.

         During Fiscal 1994, the Company increased its short-term borrowings to an average level of $12,250,000 from $9,686,000 in the prior year, primarily to finance its increase in receivables and inventory. In addition, the Company's effective interest rate increased from 5.3% to 6.0%. As a result, interest expense increased during Fiscal 1994 from $517,960 to $740,853.

         Based on the above factors, net income for Fiscal 1994 was $4,700,598 as compared to $3,985,887 in Fiscal 1993, reflecting an increase of $714,711 or 17.9%.




         (b)     Liquidity and Capital Resources

         Cash and cash equivalents decreased to zero at September 30, 1995 from $697,545 at September 30, 1994. The Company uses its cash to reduce its outstanding borrowings in order to reduce interest costs. Accounts receivable decreased to $12,450,960 at September 30, 1995 from $13,129,842 at September 30, 1994, primarily due to decreased sales in the fourth quarter, and the write-off of certain Mexican receivables. The Company believes that its allowance for doubtful accounts and its accrual for returns and advertising allowances are adequate given the Company's detailed review of its accounts receivable aging, its review of subsequent cash receipts, its use of credit limits and its on-going credit evaluation and account monitoring. In addition, the Company has credit insurance on most of its major accounts receivable. Inventory increased to $22,844,482 at September 30, 1995 from $21,326,694. The Company's finished goods inventory increased primarily due to the increase of its Cosmetic Product line and the Company's continued expansion of licensed products in its stationary business. This increase was somewhat offset by the Company's decision to eliminate about 500 items from its product line and increase its reserve for slow-moving inventory by $1.3 million. The decrease to $4,805,175 for equipment at September 30, 1995 from $5,000,870 at September 30, 1994 primarily reflects a slowing of the Company's equipment purchases. Notes payable at September 30, 1995 were $15,169,103 as compared to $9,162,724 at
September 30, 1994. This is due primarily to the Company's decision to buy-back approximately 1,000,000 shares of its own stock for approximately $4,000,000.

         Net cash used in operating activities for the year ended September 30, 1995 was $1,906,872 as compared to cash provided by operating activities for Fiscal 1994 of $4,187,060. This change was primarily due to a loss this year of $1,058,946 as compared to a net income of $4,700,598 in Fiscal 1994. In addition, there was an increase in income tax receivables and an increase in inventory. This was partially offset by an increase in accounts payable and a decrease in accounts receivable.

         Cash used in investing activities during Fiscal 1995 of $721,762 was less than the prior year due to the decrease in fixed asset additions. This primarily represented the slowdown in fixed asset additions for Sawdust and the cosmetic product line.

         The cash provided by financing activities during Fiscal 1995 was $1,931,089 as compared to cash used in financing activities of $3,442,947 in Fiscal 1994. The increase in cash used in financing activities was primarily due to the Company increasing its short-term borrowings to finance the stock buy-back program and the cash used in operating and investing activities. As a result of these activities, cash and cash equivalents decreased $697,545 during Fiscal 1995 as compared to a decrease of $145,804 during Fiscal
1994.

         The Company's working capital decreased to $16,928,685 at September 30, 1995 from $21,451,147 at September 30, 1994. This decrease was primarily due to the stock buy-back program and the net loss sustained for the year.

         The Company maintains short-term lines of credit facilities with European American Bank ("EAB") and Chemical Bank New Jersey N.A. (the "Banks"). During Fiscal 1995, the Company increased its lines of credit to a maximum amount of $34,000,000. These lines of credit are available at the Banks' discretion and are subject to limitations based upon eligible inventory and accounts receivable as defined by the Banks. The obligations are collateralized by a security interest in substantially all of the assets of the Company. In connection with these lines of credit, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and working capital, a maximum ratio of total liabilities to tangible net worth, restriction on dividend payment and maintenance of Key Man Life Insurance. During Fiscal 1995, the Company violated certain of its covenants with EAB, primarily because of the stock buy-back program, which violations have been waived by EAB so as to remain in compliance. The Company and EAB amended the covenants through March 31, 1996 (the termination of the credit agreement) and the Company presently expects to be in compliance with the covenants in its Fiscal year ending September 30, 1996. The Company's lines of credit are renewable annually. The Company believes its lines of credit will be renewed for its current fiscal year with substantially similar terms.

         As a result of the seasonal nature of the Company's business, the Company's use of these lines of credit increases significantly in the months of May, June and July as the Company finances its inventory and receivables, and declines in September and October upon collection of the invoices from its back to school sales.

         The Company expects that its lines of credit with the Banks, together with anticipated income from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance current and future operations. The Company believes these resources are sufficient to support its needs for letters of credit usually required on its overseas purchases, to finance its operations at the Factory and to support its other operating expenses. However, the Company is considering a new-long-term facility with the Banks to better structure its debt. There is no assurance, however, that the Company will be able to successfully negotiate such a facility.

         The Company has periodically repurchased its securities in the public market. The Company announced a program to repurchase
500,000 shares of its stock on August 16, 1994.  On December 8,
1994, the Company announced a second program to repurchase an additional 500,000 shares. During Fiscal 1995, the Company completed both of those stock repurchase programs. For the Fiscal year ended September 30, 1995, the Company repurchased 999,400 shares for $4,067,790.


Item 8.  FINANCIAL STATEMENTS

         This information is contained on pages F-1 through F-22 hereof.

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                PART III

         The information required by this section will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before January 29, 1996.

                                  PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

         (a) (1)  Financial Statements
                                                                 Page

Independent Auditors' Report............................          F-1

Consolidated Balance Sheets as of September 30, 1995 and
1994.......................................................       F-2-3

Consolidated Statements of Operations for the
years ended September 30, 1995, 1994 and 1993 .............       F-4

Consolidated Statements of Shareholders' Equity for
the years ended September 30, 1995, 1994 and 1993..........       F-5

Consolidated Statements of Cash Flows for the
years ended September 30, 1995, 1994, and 1993.............       F-6-8

Notes to Consolidated Financial Statements.................       F-9-21


         (a) (2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and
Reserves..................................................        F-22

         All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.


         (a) (3)  Exhibits

3.1 The Company's Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-95102-NY of the Company ("Form S-18").

3.2              The Company's By-laws incorporated by reference to
                 Exhibit 3.2 of Form S-18.

10.1             Incentive Stock Option Plan incorporated by reference to
                 Exhibit 10.8 of Form S-18.

10.2 1989 Stock Option Plan incorporated by reference to the Registration Statement No. 33-27009 filed on Form S-8.

10.3 1993 Stock Option Plan incorporated by reference to the 1992 Form 10-K.
10.4 Letter dated December 22, 1995 between the Company and European-American Bank, NJ.

10.5 Loan Commitment dated January 31, 1995 between the Company and Chemical Bank New Jersey N.A.

10.6 Employment Agreement dated November 3, 1995, between the Company and John W. Linster.

10.7             Lease Agreement for the Premises located at 1101
                 Corporate Road, North Brunswick, New Jersey, between the Company and Sudler Companies, dated August 28, 1995.

21.              Subsidiaries of the Company.

23.1             Consent of Ernst & Young LLP dated December 27, 1995.

                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PENTECH INTERNATIONAL, INC.


December 21, 1995                  By: s/John W. Linster
                                            John W. Linster,
                                            President and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


s/Norman Melnick           Chairman of the Board           December 20, 1995
Norman Melnick             of Directors


s/John W. Linster          President and Chief Executive   December 21, 1995
John W. Linster             Officer (principal executive
                            officer)

s/David Melnick            Chief Operating Officer and     December 21, 1995
David Melnick               Director (principal operating
                                  officer)

s/ John F. Kuypers         Executive Vice President-
John F. Kuypers             Sales and Director             December 21, 1995


s/Richard S. Kalin         Secretary and Director          December 26, 1995
Richard S. Kalin


                           Director                        December   , 1995
Jerry Della Femina


                           Director                        December   , 1995
Roy L. Boe


s/William Visone           Treasurer (principal            December 21, 1995
William Visone              accounting officer)


ptk\10K.95

                    REPORT OF INDEPENDENT AUDITORS



Board of Directors
Pentech International, Inc.


We have audited the accompanying consolidated balance sheets of Pentech International, Inc. and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentech International, Inc. and subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                     s/ERNST & YOUNG LLP
                                     ERNST & YOUNG LLP


MetroPark, New Jersey
December 11, 1995

              PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                               Assets (Note 3)

                                                   September 30,
                                           1995                     1994
Current Assets:
  Cash and cash equivalents                                                         $   697,545
  Accounts receivable, net              $12,450,960               13,129,842
   of allowance for doubtful
   accounts ($70,314 and $54,565
   in 1995 and 1994, respect-
   ively)
  Inventory (Note 2)                     22,844,482               21,326,694
  Income taxes receivable                 1,823,041                  369,119
  Deferred tax assets (Note 5)              990,545                  358,000
  Prepaid expenses and other              1,227,429                1,308,016

Total current assets                     39,336,457               37,189,216

Equipment:
  Equipment and furniture                 7,542,211                6,890,174
  Less accumulated depreciation          (2,737,036)              (1,889,304)
                                          4,805,175                5,000,870
Other assets:
  Trademarks, net of
   amortization                             266,912                  288,960
  Due from officer                          109,511                   78,512
                                            376,423                  367,472
                                        $44,518,055              $42,557,558


accompanying notes.



                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      Liabilities and Shareholders' Equity

                                                   September 30,
                                                1995           1994


Current liabilities:
  Notes payable (Note 3)                    $15,169,103    $ 9,162,724
  Bankers' acceptances
   payable (Note 3)                           1,841,985      1,860,196
  Accounts payable                            2,382,959      1,425,166
  Accrued expenses (Note 9)                   3,013,725      2,931,983
Total current liabilities                    22,407,772     15,380,069

Deferred income taxes payable                   765,132        698,102
  (Note 5)
Commitments and contingencies
  (Note 6)

Shareholders' equity
  (Notes 1 and 4):
Preferred stock, par value
  $.10 per share; authorized
  500,000 shares; issued
  and outstanding, none
Common stock, par value $.01
  per share; authorized 20,000,000
  shares; issued and outstanding
  10,496,758 shares in 1995 and
  11,692,958 shares in 1994                      104,968       116,930
Capital in excess of par                       5,845,781     6,512,044
Retained earnings                             15,394,402    20,893,681
Treasury stock                                                                       (1,043,268)
                                              21,345,151    26,479,387
                                             $44,518,055   $42,557,558



See accompanying notes.






                    PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                        Consolidated Statements of Operations


                                     Year ended September 30,
                                 1995          1994           1993

Net sales (Note 7)           $54,891,592     $62,136,134    $51,320,794
Cost of sales                 39,087,504      40,315,104     33,349,239
Gross profit                  15,804,088      21,821,030     17,971,555

Selling, general and
 administrative expenses      15,871,636      13,459,402     10,992,105
Loss on Mexican
    affiliate (Note 11)          406,820
(Loss) Income from
   operations                   (474,368)      8,361,628      6,979,450

Other (income) expense:
 Interest expense              1,259,145         740,953        517,960
 Interest income                 (35,215)        (16,582)        (8,040)
                               1,223,930         724,371        509,920

(Loss) Income before
taxes                         (1,698,298)      7,637,257      6,469,530

Income tax (benefit)
expense (Note 5)                (639,352)      2,936,659      2,483,643

Net (loss) income            $(1,058,946)     $4,700,598     $3,985,887

(Loss) Earnings per common
 and common equivalent
 share (Note 1)                    ($.10)          $.40            $.34





See accompanying notes.




                                                  Pentech International, Inc. and Subsidiaries

                                                Consolidated Statements of Shareholders' Equity
                                                 Years ended September 30, 1995, 1994 and 1993

                                                               Capital
                                Common Stock                   in
                              Number of Shares                 Excess      Retained       Treasury Stock
                            Authorized   Issued      Amount    of Par      Earnings      Shares    Amount
Balance October 1, 1992     20,000,000   11,849,764  $118,498  $5,993,781  $14,008,488
 Issuance of common stock
  pursuant to exercise of
  options (Note 4)                           35,000       350       57,450
Purchase of treasury stock                                                                   147,000    $696,233
Retirement of treasury stock               (147,000)    (1,470)    (74,353)    (620,410)    (147,000)   (696,233)
Tax benefit of exercise
  of options (Note 5)                                               34,000
 Net income                                                                   3,985,887
Balance, September 30, 1993  20,000,000  11,737,764   117,378    6,010,878   17,373,965
 Issuance of common stock
  pursuant to exercise of
  stock options (Note 4)                    177,000     1,770      614,730
 Purchase of treasury stock                                                                   418,606   2,339,932
 Retirement of treasury stock              (221,806)   (2,218)    (113,564)  (1,180,882)     (221,806) (1,296,664)
 Net income                                                                    4,700,598
Balance, September 30, 1994   20,000,000  11,692,958  116,930    6,512,044    20,893,681      196,800   1,043,268
 Retirement of common
  stock options                                                                   (7,500)
 Purchase of Treasury Stock                                                                   999,400   4,067,790
 Retirement of Treasury Stock               (1,196,200) (11,962)    (666,263) (4,432,833)  (1,196,200) (5,111,058)
 Net loss                                                                     (1,058,946)

Balance, September 30, 1995    20,000,000  10,496,758  $104,968  $5,845,781   $15,394,402        -          -



See accompanying notes.




                                PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows

                                               Year ended September 30,
                                        1995         1994          1993
Cash flows from operating
activities
Net (loss) income                    $(1,058,946)   $ 4,700,598   $ 3,985,887
Adjustments to reconcile
 net (loss) income to net cash
 (used in) provided by
 operating activities:
  Depreciation and amortiza-             939,505        823,933       638,289
   tion
  Provision for losses on                 62,467         97,880       218,350
   accounts receivable
  Provision for slow moving            1,286,000
   inventory
  Tax benefit resulting from                                                                           34,000
   exercise of options                                                 34,000
  Provision for deferred
   income taxes                          (565,515)       57,810       301,292

  Change in assets and
   liabilities:
     Decrease (increase) in               616,415     2,713,493    (5,854,103)
      accounts receivable
     (Increase) in inventory           (2,803,788)   (2,738,432)   (1,913,508)
     Decrease (increase)                   80,587       154,743      (882,871)
      in prepaid expenses
      and other
     (Increase) in due from               (30,999)       (8,303)
      officer
    (Decrease) increase in                (18,211)     (796,101)       40,164
      bankers' acceptances
      payable
     Increase (decrease) in               957,793      (822,444)    1,333,471
      accounts payable
     Increase in                           81,742       538,002       354,515
      accrued expenses
     Change in income                  (1,453,922)     (534,119)      362,483
      taxes payable/
      receivable
     Net cash (used in) pro-
      vided by operating               (1,906,872)    4,187,060    (1,382,031)
      activities


See accompanying notes.



                      PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows (cont'd)

                                     Year ended September 30,
                               1995           1994            1993
Cash flows from investing
 activities
Purchase of equipment and       (652,037)     (1,145,984)     (1,321,779)
 furniture
Increase in trademarks           (69,725)        (68,852)       (140,634)
Decrease (increase) in                           324,919        (105,103)
 deposits
Net cash used in investing      (721,762)       (889,917)     (1,567,516)
 activities

Cash flows from financing
 activities
Net increase (decrease) in    $6,006,379      $(1,719,515)    $4,305,686
 notes payable
Proceeds from the issuance                         10,250         57,800             of
common stock and
 of options and
 warrants
Payments to acquire           (4,067,790)      (1,733,682)      (696,233)
 treasury stock
Payments to acquire
 common stock options             (7,500)
Net cash provided by           1,931,089       (3,442,947)     3,667,253
  financing activities

Net (decrease) increase         (697,545)        (145,804)       717,706
 in cash and cash equi-
  valents

Cash and cash equivalents,       697,545          843,349        125,643
 beginning of year
Cash and cash equivalents,   $     -0-         $  697,545     $  843,349
 end of year

See accompanying notes.



                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (cont'd)

                                            Year ended September 30,
                                     1995           1994           1993
Supplemental disclosures
 of cash flow information
Non-cash investing activities:

  Acquisition of treasury                        $  606,250
   stock
  Issuance of common stock                          606,250
   pursuant to exercise
   of options
  Retirement of treasury          $ 5,111,058     1,296,664      $  696,233
   stock
  Cash paid during the year for:
   Interest                         1,259,145       740,953         517,960
   Income taxes                     1,380,085     3,385,550       1,762,223

See accompanying notes.

                                   F-8

                    PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                 September 30, 1995

1.  Summary of Significant Accounting Policies

Organization

         Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Company ("Sawdust"), was formed in November 1989. The Company and its subsidiary are engaged in the production, design, and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute cosmetic pencils.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents

         The Company considers all time deposits with a maturity of three months or less to be cash equivalents.

Inventory and Cost of Sales

         Inventory is stated at the lower of cost (first-in, first-out) or market. Cost of sales for imported products includes the invoice cost, duty, freight in, display and packaging costs. Cost of domestically manufactured products includes raw materials, labor, overhead and packaging costs.

Equipment and Depreciation

         Equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range between five to ten years. Major improve- ments to existing equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred.

Trademarks

         Costs related to trademarks are being amortized over a five year period on a straight-line basis.

Reclassification

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

(Loss) Earnings Per Common and Common Equivalent Share

         Primary and fully diluted (loss) earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants.

         The average number of shares used was:

                                    Primary           Fully Diluted

Year ended September 30, 1995       10,660,988        10,660,988*
Year ended September 30, 1994       11,855,700        11,855,700*
Year ended September 30, 1993       11,876,244        11,876,244*


* In 1995, 1994 and 1993 fully diluted was anti-dilutive.

2.  Inventory

                           1995                     1994

Raw materials           $ 8,644,695             $ 7,711,951
Work-in-process           1,746,149               1,203,002
Finished goods           13,839,638              12,511,741
Allowance for slow-
moving items             (1,386,000)               (100,000)
                        $22,844,482             $21,326,694

3.  Notes and Bankers' Acceptances Payable

                             September 30,               September 30,
                  Interest      1995         Interest       1994

Notes payable       7.875%   $ 9,000,000
Notes payable       8.75%    $ 6,169,103        7.75%    $ 9,162,724
 Total                       $15,169,103                 $ 9,162,724

Bankers'            None     $ 1,841,985        None     $ 1,860,196
 acceptances
 payable

         Notes and bankers' acceptances payable are advanced under a $34,000,000 line of credit which is available at the banks' discretion. The $34,000,000 is subject to limitations based upon eligible inventory and accounts receivable as defined by the banks. The obligations are collateralized by a security interest in substantially all of the assets of the Company. In connection with this line of credit, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and working capital, a maximum ratio of total liabilities to tangible net worth, restrictions on dividend payments and maintenance of keyman life insurance.

         During Fiscal 1995, the Company violated certain of its covenants with EAB Bank, which violations have been waived so as to remain in compliance. The Company and EAB Bank amended the covenants through March 31, 1996 (the termination of the credit agreement) and the Company presently expects to be in compliance with the covenants in its Fiscal year ending September 30, 1996.

         The weighted average interest rate during the periods on the outstanding short-term borrowings was 8.1% and 6.0% for fiscal years ended September 30, 1995 and 1994, respectively.

4.  Shareholders' Equity

Stock Options

         During Fiscal 1993, the Company granted options covering in the aggregate 60,000 shares of common stock at an exercise price of $6.75 per share (representing fair market value at date of grant). During Fiscal 1994 and 1995, there were no options granted. During this period, 33,000 options were exercised resulting in the issuance of 33,000 shares of common stock and proceeds of $53,400. At September 30, 1995, 175,000 options remain outstanding at prices ranging from $5.50 to $7.375 per share of which 100,000 are exercisable.

Stock Option Plans

         On October 1, 1984, the Company adopted an incentive stock option plan ("1984 Plan"). The 1984 Plan provided for options to be granted to issue up to 600,000 shares of common stock. The exercise price of options granted may not be less than the fair market value of the shares on the date of grant (110% of such fair market value for a holder of more than 10% of the Company's voting securities (a "10% Holder"), nor may options be exercised more than ten years from the date of grant (five years for a 10% holder). The 1984 Plan terminated on October 1, 1994. All shares that were eligible for exercise expired.

         On January 5, 1989, the Company adopted a stock option plan ("1989 Plan"). The 1989 Plan provides for options and limited stock appreciation rights ("Limited SARs") to be granted in tandem to issue up to 600,000 shares of common stock. Limited SARs may only be granted in conjunction with related options. The determination of the exercise price and terms of the options granted under the 1989 Plan are the same as those of the 1984 Plan. No SARs have been granted. The 1989 Plan will terminate on January 5, 1999.

         On April 14, 1993, the Company adopted a Stock Option Plan ("1993 Plan"). The 1993 Plan provides for the issuance of incentive and nonstatutory stock options to employees, consultants, advisors and/or directors for a total up to 700,000 shares of common stock. The exercise price of options granted may not be less than the fair market value of the shares on the date of grant (110% of such fair market value for a holder of more than 10% of the Company's common stock), nor may options be exercised more than five years from date of grant. The 1993 Plan will terminate on January 4, 2003.

The table below presents option information for the 1984 Plan:

                               Year ended                     Year ended               Year ended
                             Sept. 30, 1995                 Sept. 30, 1994           Sept. 30, 1993
                           Price range     Shares        Price range      Shares   Price Range        Shares
Outstanding,               $6.50           2,500         $6.50            2,500    $.88-6.50          17,500
beginning of year

Options granted
Cancelled                  $6.50           (2,500)                                       .88         (10,000)
Exercised                                                                                .88         (5,000)

Outstanding,               $6.50              0           $6.50           2,500          $6.50        2,500
end of year

Eligible for               $6.50              0           $6.50           2,500          $6.50          500
exercise
currently

                                                F-13

         The table below presents option information for the 1989 Plan:



                             Year ended                        Year ended                        Year ended
                         September 30, 1995              September 30, 1994              September 30, 1993
                         Price range      Shares         Price range       Shares        Price Range         Shares
Outstanding,             $4.00-$7.875     397,000        $3.19-$7.875       575,000      $3.19-$7.875        539,000
 beginning of year

Options granted                                           4.875-5.25         30,000       4.50-4.875          76,000
Cancelled                 6.50             (5,000)        4.25-7.875        (31,000)      5.94-7.875         (40,000)
Exercised                                                 3.19-5.13        (177,000)

Outstanding,             $4.00-7.875      392,000        $4.00-7.875        397,000      $3.19-7.875         575,000
 end of year

Eligible for             $4.00-7.875      267,000        $4.00-7.875        214,600      $3.19-7.875 322,000
 exercise
 currently

                                    F-14

                 The table below presents option information for the 1993 Plan:


                             Year ended                       Year ended                    Year ended
                         September 30, 1995                 September 30, 1994          September 30, 1993
                         Price range      Shares         Price range  Shares         Price Range    Shares
Outstanding,             $4.50-6.125      678,750        $4.50-4.95   272,500
beginning of
year

Options                                                   4.875-6.125 421,250        $4.50-4.95     272,500
granted

Cancelled                 5.25            (10,000)        4.50        (15,000)

Exercised

Outstanding,             $4.50-6.125      668,750        $4.50-6.125  678,750        $4.50-4.95     272,500
end of year

Eligible for             $4.50-6.125      273,000         4.50-4.95    53,000            -             -
exercise currently

                                    F-15

5. Income Taxes


                             1995              1994              1993

(Benefit)/Expense         (Liability        (Liability          (Deferred
                           Method)           Method)             Method)
Federal:
  Current                  $ (73,837)       $2,395,908         $1,920,643
  Deferred                  (503,308)           45,400            159,292
State:
  Current                      --              482,941            366,708
  Deferred                   (62,207)           12,410             37,000
                            (639,352)       $2,936,659         $2,483,643


     During the fiscal years ended September 30, 1995, 1994 and 1993, non-qualified options were exercised resulting in an aggregate income tax reduction of $0, $0 and $34,000 respectively, which were credited to "capital in excess of par."

         Reconciliations of the statutory federal income tax rate of 34% to the effective tax rates are as follows:



                                    1995             1994            1993

Statutory tax rate                  (34.00%)        34.00%          34.00%
State income taxes, net
  of federal tax benefit              (3.63)         4.45             4.39
Effective tax rate                   (37.63%)       38.45%           38.39%



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

    As permitted by Statement 109, the Company has elected not to restate the financial statements for prior years. The effect of the change on pre-tax income from continuing operations for the year ended September 30, 1994 was not material.

    Significant components of the Company's deferred tax liability as of September 30, 1995 and 1994 are as follows:

                                            September 30,
                                        1995             1994

Deferred tax liability:
  Depreciation                      $765,132         $698,102


Deferred tax assets:
  Bad debts                           26,719
  Reserve for lawsuit                140,600           99,000
  Inventory reserve                  520,453           37,000
  Reserve for returns and
   allowances                        259,886          124,000
  Unicap                              34,200           16,000
  Loss on foreign affiliate                            76,000
  Other                                8,687            6,000

                                     990,545          358,000

Deferred income tax asset           $225,413        ($340,102)
  (liability) net

6.  Commitments and Contingencies

Letters of Credit

        The Company was contingently liable for outstanding letters of credit of $2,750,655 at September 30, 1995.

Leases

        Rent expense for the years ended September 30, 1995, 1994 and 1993 amounted to $487,959, $435,742 and $377,958, respectively.

        In May 1990, the Company entered into a 60 month lease for manufacturing space. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains options to renew for two sixty month periods. In March 1993, the Company exercised its first option and extended the lease for an additional 60 months.

        In March 1993, the Company entered into a 60 month lease for office, warehouse and manufacturing space. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains an option to renew for an additional 60 month period.

        In August, 1995, the Company entered into a 60 month lease for its new 130,000 square foot distribution center. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains two options to renew for two five year periods.

        Future minimum rental payments under operating leases are as follows:

        1996                                      $  738,329
        1997                                         739,151
        1998                                         658,302
        1999                                         614,416
        2000                                         556,624
        Thereafter                                    36,000
                                                  $3,342,822

Trademark Litigation

        On November 24, 1986, a petition for cancellation of the Company's trademark "Pentech" was filed by another company which alleges that the Company's use of "Pentech" as it relates to the Company's products, might cause confusion, mistake or deception. In November 1995, the Company filed a motion to dismiss this petition for failure to proceed by the petitioner. The Company recognizes the risk of an adverse decision with respect to this petition; the loss of the use of the trademark could result in a short-term negative impact on the Company as it would be required to alter its packaging and possibly to change its corporate name. Although the ultimate outcome of the petition cannot be predicted nor the amount of loss, if any, estimated, the Company does not believe that an adverse decision is likely due to the relatively inactive status of this petition and in the unlikely event of an adverse decision the Company does not believe that such decision would materially adversely impact its sales or financial position, since all of the Company's products are marketed under individual product trade names. The Company intends to vigorously defend itself against this petition.

        In October 1987, the Company commenced an action against certain individuals and entities seeking a declaratory judgment that a patent entitled "Kit Comprising Multicolored Fluid Dispenser Markers Together With Eradicating Fluid Dispenser" is not infringed, and is invalid and unenforceable. The defendants asserted counterclaims against the Company for patent infringement. In November 1990, an opinion and order findings of fact and conclusions of law were released finding that Pentech infringed said patent. The Court of Appeals affirmed this decision in September 1992.

        A trial as to damages, if any, must still be held.  The
Company intends to vigorously defend itself at such trial, and has provided for a loss contingency in the event it does not prevail.

7.  Major Customer and Concentration of Credit Risk

        For the years ended September 30, 1995, 1994 and 1993, the Company had one customer who accounted for 9%, 23% and 23%, respectively, of net sales. Concentration of credit risk with respect to trade receivables is generally limited due to the Company's use of credit limits, credit insurance and ongoing credit evaluations and account monitoring procedures.

8.  401(k) Plan

        The Company adopted a defined contribution 401(k) plan effective April 1, 1993, covering substantially all employees not covered under a collective bargaining agreement. The plan provides employees an opportunity to make pre-tax payroll contributions to the plan. The Company has the option to make a contribution at its discretion. During 1995, 1994 and 1993, the Company did not make contributions.

9.  Accrued Expenses
                                           September 30,
                                         1995         1994
Accrued returns and advertising    $2,062,948   $2,268,851
  rebates
Other accrued expenses                950,777      663,132
                                    3,013,725   $2,931,983

10.  Unaudited Summarized Quarterly Information

        Unaudited summarized quarterly financial information for the years ended September 30, 1995 and 1994 are as follows:

                    (000's except for per share information)

                                     Three Months Ended
                  December      March        June       September
                  31, 1994      31, 1995    30, 1995    30, 1995(a)

Net sales         $ 9,644       $12,249      $20,013      $12,986
Gross profit        3,436         4,295        6,805        1,268
Net income/(loss)     283           375          910       (2,626)
Earnings per
  common share       .03           .04          .09          (.25)

                                      Three Months Ended
                  December      March        June       September
                  31, 1993      31, 1994     30, 1994   30,1994

Net sales         $12,074       $11,153      $22,928     $15,981
Gross profit        4,145         4,332        8,215       5,129
Net income            833           714        2,280         874
Earnings per
  common share        .07           .06          .19         .08

(a) Fourth quarter results reflect various advertising and volume rebate activity which is not earned by customers until the end of the fiscal year. In addition, in the fourth quarter, the Company reviewed its product line and decided to increase its reserve for slow-moving inventory by $1.3 million, its Cosmetic Division incurred a loss and certain unfavorable domestic manufacturing variances were incurred.

11.     Loss on Mexican Affiliate

        In 1992, the Company began an affiliation with a Mexican distributor to sell its products in Mexico. As a result of the Pesos devaluation and the eventual termination of the relationship in Fiscal 1995, the Company incurred a loss of $407,000.

                                PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                    Years Ended September 30, 1995,  1994 and 1993



                 Column A                 Column B         Column C        Column D         Column E
                                                           Charged
                                          Balance at       to Costs                         Balance
                                          Beginning          and                             End of
                 Description              of Period        Expenses        Deductions       Period

Year ended September 30, 1995
Allowance for doubtful
accounts                                  $ 54,565         $   62,467      $ 46,718         $  70,314

Allowance for slow moving items           $100,000         $1,286,000                       $1,386,000



Year ended September 30, 1994
Allowance for doubtful
accounts                                  $300,768         $   97,880      $344,083         $  54,565

Allowance for slow moving items           $100,000              -             -             $ 100,000



Year ended September 30, 1993
Allowance for doubtful
accounts                                  $573,266         $  218,350      $490,848(1)      $300,768

Allowance for slow moving items           $100,000             -               -            $100,000



(1)  Amount represents various accounts written off during the year, net of recoveries.

                            EXHIBIT INDEX



Exhibit 10.4 -           Letter dated December 22, 1995 from European-American
                         Bank, NJ.

Exhibit 10.5 -           Loan Commitment dated January 31, 1995 between the
                         Company and Chemical Bank, New Jersey N.A.

Exhibit 10.6 -           Employment Agreement dated November 3, 1995 between the
                         Company and John W. Linster.

Exhibit 10.7 -           Lease Agreement for the premises located at 1101
                         Corporate Road, North Brunswick, New Jersey between the
                         Company and The Sudler Companies dated August 28, 1995.

Exhibit 21   -           Subsidiaries of the Company.

Exhibit 23.1 -           Consent of Ernst & Young, LLP.

                                EXHIBIT 10.4

EAB

                                                 December 22, 1995


Mr. David Melnick
President
Pentech International, Inc.
195 Carter Drive
Edison, NJ 08817

Re:      $18,000,00 line of credit

Dear David:

European American Bank ("EAB") is pleased to advise you it holds available for Pentech International, Inc. a line of credit (the
"Line") in the amount of $18,000,000, subject to the following terms and conditions:

         1.      Borrower:

                 The Borrower shall be Pentech International, Inc., a corporation organized and in good standing under the laws of the State of Delaware.

         2.      Description of the Line:

                 The Line shall be available for documentary sight and time letters of credit (each, an "L/C" and collectively, the "L/Cs"). Each L/C issued under the Line shall be evidenced by EAB's standard Letter of Credit Application. The maximum tenor of each L/C shall be 180 days. There shall be payable in respect of each L/C, a fee equal to $50.00 upon the opening and 1/4% upon the negotiation thereof (minimum $50.00) together with EAB's standard fees and charges therewith including, but not limited to, EAB's amendment fee of $30.00.

                 There shall be available under the Line a sublimit (the "Direct Debt Sublimit") in the aggregate amount of $16,000,000.
The Direct Debt Sublimit shall be available for own note borrowings and bankers acceptances.

                 Own note loans provided under the Line shall be evidenced by EAB's standard Master Note for Eurodollar/Prime Rate Borrowings
(the "Note") which Note shall bear interest at a rate (the
"Interest Rate") equal to either (a) EAB's Prime Rate (the rate of interest stated by EAB to be its Prime Rate in effect from time to time and adjusted when said Prime Rate changes) or (b) LIBOR +
1.50% per annum as may be quoted for 30, 60, 90, 180 or 360 day interest periods. Interest on any borrowings shall be computed on the basis of actual days elapsed in a 360 day year.

                 Interest on the unpaid principal balance of the Note from time to time outstanding shall be payable monthly in arrears commencing on the first day of the month following the date of the first advance under the Note. Any advance under the Line made by EAB in its discretion shall be in an amount not less than $10,000 for Prime Rate loans and not less than $50,000 for LIBOR loans.
The Borrower may prepay, in full or in part, at any time, any Prime
Rate loans outstanding under the Line in increments of not less than $10,000 without premium or penalty. LIBOR loans shall be held to maturity. Availability under the Line shall be subject to the discretion of EAB and nothing contained herein shall obligate EAB to fund a request for an advance.

                 B/As shall be evidenced by EAB's standard Acceptance Credit Agreement which shall provide for the payment of a commission, upon the acceptance of each draft which shall constitute a B/A equal to 1.5% per annum for B/As created under time L/C's, with a minimum commission for each B/A of $75.00. Each B/A shall have a maximum tenor of 180 days.

                 Notwithstanding any indications herein to the contrary, the maximum availability for loans and B/As in the aggregate shall not exceed an amount determined with application to the following borrowing base formula:

                 The sum of (i) 85% of the Borrower's Eligible Accounts Receivable" and (ii) 50% of the Borrower's "Eligible Inventory" subject to a cap of $11 million on borrowings against inventory with a seasonal cap of $13 million during the calendar months of April and May. "Eligible Accounts Receivable" shall mean all accounts of the Borrower less (i) uncollectible accounts; (ii) accounts remaining unpaid after a date which is more than 90 days after the due; and (iii) receivables deemed ineligible by EAB in its sole reasonable discretion.

                 "Eligible Inventory" shall be defined as goods on hand and/or goods in transit for which payment has been made by or on behalf of the Borrower or its wholly-owned subsidiaries, Sawdust
Pencil Co., Inc. or Pentech Cosmetics, Inc. less any inventory deemed ineligible by EAB in its sole discretion.

                 There shall be available under the Direct Debt Sublimit a sublimit for standby letters of credit (each an "SBLC" and, collectively, the "SBLCs") in an amount not exceeding $105,000.
The maximum tenor of each SBLC shall be one (1) year. Each SBLC issued under the Line shall be evidenced by EAB's standard Standby Letter of Credit Application. There shall be payable in respect of each SBLC, a fee equal to one percent (1%) per annum.

                The Borrower acknowledges and agrees that the Line is uncommitted and requests for advances of extensions of credit thereunder shall be approved in the discretion of EAB, which may refuse to make an extension of credit under the Line at any time without prior notice to the Borrower, and that the performance or compliance by the Borrower of the agreements contained in this letter, or in any other document or agreement evidencing or securing such advances or extensions of credit, shall not obligate EAB to make an advance or provide an extension of credit thereunder.

                 Subject to the terms and conditions of the Note, the Line shall be available until March 31, 1996.

         3.      Guarantors:

                 Repayment of all loans, extensions of credit, and financial accommodations provided under the Line together with interest and cost thereon shall be guaranteed, jointly and severally, by Sawdust Pencil Company, Inc. and Pentech Cosmetics, Inc. (collectively, the "Guarantors") pursuant to EAB's standard Guarantee of All Liability (the "Guarantee") and General Security Agreement under which the Guarantors shall secure their obligations under the Guarantee with a lien in favor of EAB on all their accounts and inventory.

         4.      Purpose of the Line:

                 The purpose of the line shall be to finance the importation of merchandise from foreign suppliers and the post-financing required through the asset conversion cycle. In addition, the Line shall support the working capital needs of the Borrower.

         5.      Security for the Line:

                 The Line shall be secured by a first priority security interest in all assets and personal property of the Borrower pursuant to a EAB's standard General Security Agreement and duly filed UCC-1 Financing Statements which shall be shared pro rata with Chemical Bank New Jersey NA through an intercreditor agreement in form and substance satisfactory to EAB.

         6.      Condition Precedent:

                 Availability under the Line shall be subject to, among other things, the execution of all documents and agreements required by EAB to evidence and secure the Line including, without limitation, an Assignment of Life Insurance Policy as Collateral by which the life insurance policies covering the lives of Norman
Melnick and David Melnick in the respective amounts of $1,000,000 shall be assigned to EAB.

        7.      Financial Reporting:

                 The Borrower shall provide to EAB:

                           (i)    As soon as available, but in any
event within 90 days after the last day of its September 30, 1995 fiscal year, a balance sheet of the Borrower, as of such last day of the fiscal year, and statements of income and retained earnings and cash flows for such fiscal year prepared in accordance with generally accepted accounting principles consistently applied, in reasonable detail, such statements to be audited by a firm of independent certified public accountants satisfactory to EAB.

                            (ii)    As soon as available, but in any
event within 60 days after the end of the first three calendar quarters for each fiscal year, a balance sheet of the Borrower and statements of income and retained earnings and cash flow of the Borrower for each quarter, and the portion of the fiscal year through such date all in reasonable detail, such statements to be prepared on an unaudited basis consistent with the report 10Q filed by the Borrower with the Securities and Exchange Commission
("SEC").

                         Each of the financial statements specified in
Sections (i) and (ii) above shall be accompanied by a certificate signed by the president or chief financial officer of the Borrower to the effect that such statements fairly present the financial condition of the Borrower as of the balance sheet date and results of the operations of the Borrower for the periods then ended in accordance with generally accepted accounting principles consistently applied.

                                (iii)     Copies of the filings with the SEC,
including forms 10K and 10Q, to be submitted within a reasonable time after filing with the SEC.

                                (iv)    As soon as available, but in any
event within 15 days after the end of each calendar month, a schedule of accounts receivable aged to show the number of days each such account has been outstanding from its due date, and a Borrowing Base Certificate, all in form satisfactory to EAB.

                                 (v)    As soon as available, but in any
event within 20 days after the end of each calendar month, a statement in such form and in such detail as EAB may reasonably require, setting forth a description of the Borrower's and Guarantors' inventory and their valuation as of the end of such month accompanied by a certificate signed by the Borrower's president or chief financial officer to the effect that such statement is true and correct and, for all statements after the first such statement has been prepared, in accordance with the Borrower's prior methods and procedures.

                                  (vi)    Such other financial or additional
information as EAB may from time to time request.

                 8.      Special Requirements:

                         a.    The Borrower agrees to maintain at all times:

                                  (i)   a minimum working capital (the excess
of current assets over current liabilities) of not less than $16,250,000. Minimum working capital shall not include receivables due from stockholders, officers or affiliates but will include amounts due pursuant to the Note.

                                  (ii)  a "tangible net worth" (the sum of
capital surplus, earned surplus, capital stock and such other items as are allowable under generally accepted accounting principles minus deferred charges, intangibles, receivables due from stockholders, officers or affiliates and treasury stock) in an amount not less than $20,500,000.

                                  (iii)  a maximum leverage ratio (the ratio
of total liabilities to tangible net worth) of not greater than 1.5 to 1.

                                  (iv)   Maximum advised credit lines
available for Loans, B/As, L/Cs and SBLCs from any bank or financial institution, including EAB, and/or other lending institution in an amount not greater than $36,000,000.

                                  (v)    Maximum direct debt (the sum of Loans
and B/As) from any bank, including EAB, and/or other lending institution whatsoever of not greater than $30,000,000.

                 b.      The Borrower agrees:

                                  (i) To maintain hazard insurance on its
inventory with a financially sound and reputable insurance company in such amounts as are necessary to cover not less than the replacement cost of such inventory, and covering such risks as are usually carried by companies engaged in the same or similar business which insurance policy shall be endorsed to name EAB lender loss payee.

                                  (ii) To maintain life insurance policies
in an amount not less than $1,000,000 covering the lives of David
Melnick and Norman Melnick issues by an insurance company satisfactory to EAB which policies shall remained assigned to EAB pursuant to a form Assignment of Life Insurance Policy as Collateral satisfactory to EAB.

                                  (iii) To maintain, to the satisfaction of
EAB, a demand deposit account with EAB.

                9.      No Prior Agreements:

                         This letter replaces and supersedes that certain
letter agreement dated November 30, 1995 between the Borrower and EAB.

                 10.     Acceptance:

                         If the foregoing is acceptable, please so indicate
by signing and returning this letter before December 31, 1995, the date this letter will otherwise expire, unless extended in writing by EAB.

                                                  Very truly yours,
                                     EUROPEAN AMERICAN BANK,

                                 By:  /s/Thomas Keith
                                     Thomas Keith
                                     Vice President/Group Credit Mgr.

                                 By:  /s/Peter J. McGovern
                                      Peter J. McGovern
                                      Vice President


ACCEPTED AND AGREED:

PENTECH INTERNATIONAL, INC.



/s/William Visone

                  EXHIBIT 10.5

CHEMICAL

Chemical Bank New Jersey NA                         Michael J. Miler
East 36 Midland Avenue                              Vice President
Paramus, New Jersey 07652
201/599-6838

January 31, 1995

Mr. David Melnick, President
Pentech International, Inc.
195 Carter Drive
Edison, New Jersey 08817

Dear David:

We are pleased to advise you that based upon your annual financial statement for the fiscal year 9/30/94 Chemical Bank New Jersey, National Association (the "Bank") has approved your request for a line of credit in the aggregate amount of $16,000,000. Our officers may, in their discretion, make short-term loans to Pentech International, Inc. in the amount of $14,000,000 on such terms as are mutually agreed upon between us, from time to time.

Borrowings under this line of credit are intended to be used to meet the normal short term working capital needs of Pentech
International, Inc.

As this line is not a commitment, credit availability is, in addition, subject to your execution and delivery of such documentation as the Bank deems appropriate and the receipt and continuing satisfaction with current financial information, which information will be furnished to the Bank as it may from time to time reasonably request. This line of credit expires on January 31, 1996.

The approved line of credit is to be secured by a blanket lien on all asset of Pentech International, Inc., Sawdust Pencil, Co., and Pentech Cosmetics, Inc., and furthermore, will be guaranteed by Sawdust Pencil, Co. and Pentech Cosmetics, Inc.

The Bank will require reviewed quarterly statements and an audited fiscal year end 9/30/95 and a $2500 administrative fee for processing this line of credit.

We are pleased to be of service and trust you will call upon us to assist in any of your banking requirements.

Very truly yours,


Michael J. Miller

                              EXHIBIT 10.6

                           EMPLOYMENT AGREEMENT




         EMPLOYMENT AGREEMENT dated as of November 3, 1995 by and between PENTECH INTERNATIONAL, INC., a Delaware corporation,
(referred to as the "Company") and JOHN W. LINSTER of 62 Teresa
Road, Hopkinton, MA  01748 (the "Executive").

                           W I T N E S S E T H :

         WHEREAS, the Company is in the business of marketing pens, pencils and markers throughout the United States and the world;

         WHEREAS, the Executive is an experienced executive in the business of selling goods in the stationery departments of mass market retailers and others; and

         WHEREAS the Company and the Executive desire to establish an employment relationship with each other.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter set forth, the parties hereto agree as follows:

         1. Employment. The Company agrees that the Company shall employ the Executive, and the Executive accepts employment with the Company, on the terms and conditions set forth herein.

         2. Term. The term of employment (the "Employment Term") under this Agreement shall commence as of the date hereof and continue, subject to the terms and conditions of this Agreement, for a period of eight years from such date.

         3. Position. The Company shall employ the Executive for the Employment Term as its President and Chief Executive Officer, to be located at the Company's headquarters facility, presently in Edison, New Jersey, to perform when and where necessary such duties relating to the overall operation of the Company as may from time to time be assigned to the Executive by the Board of Directors.
These duties shall include duties related to the "First Six Month's Agenda" attached hereto as Exhibit A. The Executive agrees to accept such employment and to devote his best efforts in and to the faithful performance of his duties hereunder to the exclusion of all other employment, subject to the general direction and control of the Board of Directors of the Company.

         4. Elected to Board. The Company shall use its best efforts to cause the Executive to be elected to the Board of Directors of the Company at the next Annual Meeting of Shareholders of the Company.

         5. Compensation. (a) In consideration of the services to be rendered by the Executive for his duties pursuant to Section 3 of this Agreement, including, without limitation, any services rendered by the Executive as a director, officer or employee of the Company or of any of its subsidiaries, divisions or affiliated companies, and in full payment for the due and faithful performance of said services, the Company shall pay the Executive and the Executive agrees to accept a salary at the rate of $250,000 per year for the Employment Term (the "Base Compensation"). The Base Compensation shall commence as of November 27, 1995. The Base Compensation will be evaluated on at least an annual basis during the Employment Term by the Board of Directors and may be increased in the sole discretion of the Board of Directors.

                 (b) Payments to the Executive of his Base Compensation hereunder shall be made periodically on the dates established by the Company for payment of other executive employees, but not less frequently than once a month. All payments under this agreement shall be subject to all deductions and withholdings required by law.

                 (c) The Executive shall be entitled to reimbursement for reasonable expenses incurred by him in connection with his employment hereunder, upon the presentation of proper vouchers therefor in accordance with the usual procedures of the Company.

                 (d) The Executive shall be entitled to participate in and receive benefits (including vacation benefits) under and in accordance with the provisions of any of the Company's employee benefit plans or programs now or hereafter in effect, to the same extent that employees of The Company in positions similar to that of the Executive have the right to participate in such plans and programs. Such plans and programs presently include medical and life insurance plans.

                 (e) The Executive shall be entitled to term life insurance on his life during the Employment Term in the amount of $500,000, the beneficiary of which shall be determined by the Executive.

                 (f) The Executive shall be entitled during the Employment Term to a Company-supplied automobile, including insurance and maintenance, comparable to a Lexus 400 in quality.

                 (g) The Executive shall be entitled to an option to purchase an aggregate of 200,000 shares of Common Stock of the Company, exercisable as to 25,000 shares per year commencing one year from the date hereof, except in the event of termination of this Agreement before one year from the date hereof in which case the Executive shall be entitled to exercise the option as to 25,000 shares of Common Stock (the "Option"). The exercise price of the Option shall be at $3.125 per share, that being the fair market value of a share of Common Stock as of the date hereof.

         6. Termination. The employment of the Executive may be terminated by the Company upon the ocurrence of any of the following events:

                 (a) The Company may terminate such employment at any time without good cause upon written notice to the Executive;

                 (b) Such employment shall terminate automatically on the death of the Executive;

                 (c) The Company may terminate this employment immediately upon written notice to the Executive for good cause.
For purposes of this Agreement "good cause" shall include the following circumstances:

                         (i) If there is a repeated and demonstrable failure
on the part of the Executive to perform material duties of Executive's management position in a competent manner and where the Executive fails to substantially remedy the failure within a reasonable period of time after receiving written notice of such failure from the Company;

                         (ii) If the Executive is convicted of a criminal
offense involving fraud or dishonesty;

                         (iii) If the Executive or any member of his family
makes any personal profit at the expense of the Company without prior written consent of the Company.

                         (iv) If the Executive fails to fully observe the
fiduciary duties appropriate to his position; and

                         (v) If the Executive disobeys reasonable
instructions given in the course of employment by the Board of Directors of the Company that are not inconsistent with the Executive's management position and not remedied by the Executive within a reasonable period of time after receiving written notice of such disobedience.

                 (d) The Executive may terminate his employment hereunder upon three months prior written notice to the Company.

         7.      Payments on Termination; Change of Control.

                 (a) Upon termination of the Executive's employment for any reason, the Company shall pay to the Executive, or if the termination is as a result of the death of the Executive, to his personal representative, any accrued but previously unpaid Basic Compensation prorated to the effective date of such termination.
In the event the Company terminates the Executive's employment without good cause on or before December 31, 1996, the Company shall make severance payments equal to and in the same manner as the Executive's Basic Compensation in effect at the time of such termination for a period of 12 months from the effective date of such termination, and the Executive shall be entitled to receive the services of an outplacement firm at a total cost to the Company which shall not exceed 15% of the Executive's Base Compensation in effect at the time of such termination. In the event the Company terminates the Executive's employment without good cause after December 31, 1996, the Company shall make severance payments equal to and in the same manner as the Executive's Base Compensation in effect at the time of such termination for a period of three months from the effective date of such termination; if such termination occurs during 1997, four months from such date; if such termination occurs during 1998 or 1999, five months from such date; if such termination occurs during 2000 or 2001 and six months from such date if such termination occurs during 2002 or 2003.

                 (b) In the event of a Change of Control, the Executive shall, during the three month period following such Change of Control, have the right to terminate his employment by giving 30 days prior written notice of such termination to the Company. In the event of such termination, the Executive shall be entitled to receive the severance payments described in subparagraph (a) above for 12 months from such termination. In addition, the Company agrees that the Executive shall have the right to exercise the Option as if the Executive's interest in the Option had vested for two additional years and otherwise in accordance with the terms of the Option. "Change of Control" shall mean the acquisition by any corporation, person or entity or any associated group acting in concert not affiliated with the current owners of the Company to
(A) gain a majority of the outstanding voting shares, whether by purchase, merger, consolidation, reorganization or other similar transaction, or (B) all or substantially all of the assets of the Company.

         8.      Covenant Not to Compete.

                 (a) The Executive agrees that during the Employment Term, he will not, directly or indirectly, have any ownership interest of five percent or more in a corporation, firm, trust, association or other entity which is in competition with the Company.
                 (b) The Executive shall not, during the Employment Term and at any time within one year after the termination of his employment with the Company, in any manner, engage or become interested in (as owner, stockholder, partner, director, officer, employee, consultant or otherwise) any business which is competitive with the business conducted by the Company or any of its affiliates at the time of the termination of his employment hereunder. The Executive's ownership of less than five percent of the stock of a publicly-owned company which competes with the Company shall not be considered a violation of the provisions of this Section 8(b).

                 (c) Without limiting the rights of the Company hereunder, the parties agree that in the event the Executive violates (in other than a willful violation) any of the provisions of this Section 8, the Company may give the Executive 30 days notice of such violation and opportunity to cure it; in the event the violation is not cured within such 30-day period, such violation will be grounds for termination of this Agreement and the Executive's employment hereunder for cause.

         9.      Inventions.
                 (a) For purposes of this Agreement, "Invention" shall mean any and all machines, apparatuses, compositions of matter, methods, know-how, processes, designs, configurations, uses, ideas, concepts, or writings of any kind, discovered, conceived, developed, made, or produced, or any improvements to them, and shall not be limited to the definition of an invention contained in the United States Patent Laws.

                 (b) The Executive understands and agrees that all Inventions, or trademarks or copyrights relating thereto, which reasonably relate to the business of the Company and which are conceived or made by him during his employment by the Company either alone or with others, are the sole and exclusive property of the Company. The Executive understands and agrees that all Inventions, trademarks, or copyrights described above in this
Section 9(a) are the sole and exclusive property of the Company whether or not they are conceived or made during regular working hours.

                 (c) The Executive agrees that he will disclose promptly and in writing to the Company all Inventions within the scope of this Agreement, whether he considers them to be patentable or not, which he, either alone or with others, conceives or makes (whether or not during regular working hours). The Executive hereby assigns and agrees to assign all his right, title, and interest in and to those Inventions which relate to the business of the Company and agrees not to disclose any of these to others without the written consent of the Company, except as required by the conditions of his employment.

                 (d) The Executive agrees that he will at any time during his employment hereunder, or after this Employment Agreement terminates, on the request of the Company, (i) execute specific assignments in favor of the Company, or its nominee, of any of the Inventions covered by this Agreement, (ii) execute all papers and perform all lawful acts the Company considers necessary or advisable for the preparation, application procurement, maintenance, enforcement, and defense of patent applications and patents of the United States and foreign countries for these Inventions, for the perfection or enforcement of any trademarks or copyrights relating to such Inventions, and for the transfer of any interest the Executive may have, and (iii) execute any and all papers and lawful documents required or necessary to vest sole right, title, and interest in the Company or its nominee of the above Inventions, patent applications, patents, or any trademarks or copyrights relating thereto. The Executive will, at the Company's expense, execute all documents (including those referred to above) and do all other acts necessary to assist in the preservation of all the Company's interests arising under this Agreement.

         10.     Secrecy.

                 (a) For purposes of this Agreement, "proprietary information" shall mean any information relating to the business of the Company that has not previously been publicly released by duly authorized representatives of the Company and shall include (but shall not be limited to) Company information encompassed in all drawings, designs, plans, proposals, marketing and sales plans, financial information, costs, pricing information, customer information, and all methods, concepts, or ideas in or reasonably related to the business of the Company.

                 (b) The Executive agrees to regard and preserve as confidential all proprietary information pertaining to the Company's business that has been or may be obtained by the Executive prior to or during his employment by the Company (whether before, during or after the Employment Term hereof), whether he has such information in his memory or in writing or other physical form. The Executive will not use for his benefit or purposes, nor disclose to others, either during the Employment Term or thereafter, except as required by the conditions of his employment hereunder, any proprietary information connected with the business or developments of the Company. This provision shall not apply after the proprietary information has been voluntarily disclosed to the public by the Company or upon its express authorization or has been independently developed and disclosed by others.

                 (c) The Executive agrees not to remove from the premises of the Company, except as an employee of the Company in pursuit of the business of the Company or any of its subsidiaries, or except as specifically permitted in writing by the Company, any document or object containing or reflecting any proprietary information of the Company. The Executive recognizes that all such documents and objects, whether developed by him or by someone else, are the exclusive property of the Company. Upon termination of his employment hereunder, the Executive shall forthwith deliver up to the Company all proprietary information, including, without limitation, all lists of customers, correspondence, accounts, records and any other documents or property made or held by him or under his control in relation to the business or affairs of the Company or its affiliates, and no copy of any such proprietary information shall be retained by him.

         11. Injunctive Relief. The Executive acknowledges that in the event of a breach or threatened breach by the Executive of any of the provisions of Sections 8, 9 or 10, monetary damages will not adequately compensate the Company and the Company shall be entitled to an injunction restraining the Executive from the commission of such breach.

         12. Relocation Allowance. In connection with the Executive's agreement to relocate to New Jersey, it is the Company's intention, other than as to the underlying value of the Executive's home in Massachusetts, that the Executive not incur any loss or receive any profit solely as a result of such move. In order to simplify this process the Company has agreed to the following:

                         (a) The Company will pay for a suitable apartment
for the Executive for up to six months from the time he moves to New Jersey until the Executive moves into a permanent residence in New Jersey.

                         (b) The Company will pay or reimburse the Executive
for the sales commission to the real estate broker who assists the Executive to sell his house in Massachusetts.

                         (c) In respect of all other costs related to this
move, the Company will pay the Executive $26,000.

         The amounts set forth above shall be final unless there is a substantial difference other than related to points or size of the Executive's mortgage, for which there will be no adjustment.

         13. Notices. Any notice required or permitted to be given hereunder shall be in writing and shall be delivered by prepaid registered or certified mail, return receipt requested. Such duly mailed notice shall be deemed given when dispatched. The address for mailed notices shall be:

         (a) For the Executive - the address set forth above

         (b) For the Company   -          Pentech International, Inc.
                                          195 Carter Drive
                                          Edison, NJ  08817

with a copy to:

                                          Richard S. Kalin, Esq.
                                          KALIN & BANNER
                                          757 Third Avenue - 7th Floor
                                          New York, NY  10017

Any party may notify the other parties in writing of a change of address by serving notice in the manner provided in this Section.

         14. No Conflicting Agreements. Except as set forth herein, the Executive represents and warrants that neither the execution and delivery of this Agreement nor the performance of his duties hereunder violates or will violate the provisions of any agreement to which he is a party or by which he is bound. The parties acknowledge that the Executive is subject to a restriction in his employment agreement with his former employer, Avery Dennison Corporation ("Avery"). The Executive has advised the Company that Avery has orally waived the provisions of such restriction to the extent of the Executive's responsibilities pursuant to this Agreement. Notwithstanding the foregoing, this Agreement is immediately cancellable by the Company in the event the Executive does not deliver to the Company a written confirmation of such waiver by Avery to the reasonable satisfaction of the Company.

         15. New York Law. This Agreement shall be construed according to the laws of the State of New York, and constitutes the entire understanding between the parties, superseding and replacing all prior understandings and agreements between the Company and the Executive and the parties shall cause such other agreements, if any, to be terminated. In any event, following the effectiveness of this Agreement, the Executive shall be entitled to no compensation from the Company, except as required by this Agreement. This Agreement cannot be changed or terminated except by an instrument in writing signed by each of the parties hereto.

         16. Amendments. If any provision of this Agreement or the application thereof shall for any reason be invalid or unenforceable, such provision shall be limited only to the extent necessary in the circumstances to make such provision valid and enforceable and its partial or total invalidity or unenforceability shall in any event not affect the remaining provisions of this Agreement which shall continue in full force and effect.

                 IN WITNESS WHEREOF, the undersigned have duly executed and delivered this Agreement as of the date first above written.

                                          PENTECH INTERNATIONAL, INC.


                                      By:  /s/ David W. Melnick
                                               David W. Melnick,
                                               Chief Operating Officer


                                           /s/ John W. Linster
                                               John W. Linster




                               EXHIBIT 10.7

                            AGREEMENT OF LEASE

                 FOR AND IN CONSIDERATION of the mutual covenants herein contained, the parties hereto do hereby agree as follows:

                 1. Incorporated Terms. The following terms are incorporated by reference into this Agreement:

                 (a)     DATE OF LEASE:

                         August 28, 1995

                 (b)     NAME AND ADDRESS OF LANDLORD:

                         PENSUD COMPANY LIMITED PARTNERSHIP
                         a New Jersey limited partnership
                         c/o The Sudler Companies
                         75 Eisenhower Parkway
                         Roseland, New Jersey 07068-1696

                 (c)     NAME AND ADDRESS OF TENANT:

                         PENTECH INTERNATIONAL, INC.
                         a Delaware corporation
                         195 Carter Drive
                         Edison, New Jersey 08817

                 (d)     DESCRIPTION OF PROPERTY:

                         The premises known as 1101 Corporate Road, North Brunswick, New Jersey on which is located a building containing approximately 130,275 square feet commonly known as Block 17, Lot 95.02 on the Tax Map of North Brunswick, New Jersey and shown on the Plot Plan Rider.

                 (e)     TERM OF LEASE:

                         Commencing on September 1, 1995 and expiring
                         October 31, 2000.

                 (f)     PERMITTED USE:

                         General warehousing and light assembly and ancillary offices incidental thereto.

                 (g)     SECURITY DEPOSIT:

                         $75,000.00.

                (h)     BROKER:

                         Continental Realty Advisors, Inc. and Stanford Realty Corp.; commission to be paid by Landlord.

                 (i)     RIDERS TO LEASE:

                         Rent Rider
                         Extension Options Rider
                         Plot Plan Rider
                         Landlord's Work Rider

                 2. Description of Property. Landlord hereby leases to Tenant and Tenant hereby hires from Landlord, the land (the
"Land"), building (the "Building") and other improvements described in Section 1(d) (collectively the "Property").

                 3. Term. The term of the Lease (the "Term") shall commence on the date set forth in Section 1(e) (the "Commencement
Date") and terminate on the date set forth in Section 1(e) (the
"Expiration Date"), except as hereinafter provided.

                 Tenant shall be subject to all of the provisions of this Lease from the Commencement Date, except that Tenant shall not be obligated to pay Base Rent until October 16, 1995 (the "Rent Start Date").

                 The first Lease Year shall be the period commencing on the Commencement Date and ending twelve calendar months from the last day of the month in which the Rent Start Date occurs. Each succeeding twelve calendar month period thereafter shall be a Lease Year.

                 4. Base Rent. Tenant shall pay to Landlord at the address set forth in Section 1(b), or to such other person or at such other place as Landlord may from time to time designate, without previous demand therefor and without counterclaim, deduction or set-off, the rent ("Base Rent") set forth on the Rent Rider annexed hereto, such Base Rent to be payable in monthly installments as set forth on the Rent Rider in advance on the first day of each month during the term of the Lease. The first monthly installment of Base Rent is being paid by Tenant on execution of this Lease.

                 5. Net Lease. It is the intention of Landlord and Tenant that this is a net lease and that the Base Rent shall be absolutely net to Landlord and that Tenant shall be solely responsible for and pay all costs for the use, operation, maintenance, care and repair of the Property. All obligations with respect to the Property payable by Tenant other than the Base Rent are additional rent under this Lease. The term "rent" means the Base Rent and additional rent.

                6. Real Property Taxes. (a) Tenant shall pay all real property impositions during the Term, such payment to be made in accordance with Section 2 of the Rent Rider. As used herein, the term "real property impositions" means (i) any tax, assessment or other governmental charge of any kind which at any time during the Term may be assessed, levied, imposed upon or become due and payable with respect to the Property; (ii) any tax on the Landlord's right to receive, or the receipt of rent or income from the Property, or against Landlord's business of leasing the Property; (iii) any tax or charge for fire protection, refuse collection, streets, sidewalks or road maintenance or other services provided to the Property by any governmental agency; (iv) any tax replacing or supplementing in whole or in part any tax previously included within the definition of real property impositions under this Lease; and (v) the cost of prosecuting any appeal of the real property impositions with respect to the Property, including attorneys' fees, appraisers' fees, and any administration charge of the managing agent of the Property, if such appeal is prosecuted at the request of Tenant. During the first and last years of the Term, the real property impositions payable by Tenant shall be prorated for the fraction of the tax fiscal year included in the Term.

                 (b) If an assessment for public improvements is levied against the Property, Landlord shall be deemed to have elected to pay such assessment in the maximum number of installments then permitted by law (whether or not Landlord actually so elects), and Tenant shall pay the installments payable during or attributable to the Term, together with any interest due as a result of the installment payments. Any installment for a period during which the Commencement Date or Expiration Date occurs shall be prorated for the fraction of the period included in the Term.

                 (c) Real property impositions do not include Landlord's federal or state income, franchise, inheritance or estate taxes.

                 7. Insurance. (a) Throughout the Term, Landlord shall procure and maintain, at Tenant's expense (to be paid in accordance with Section 2 of the Rent Rider), the following policies of insurance: (i) insurance covering all risk of physical loss or damage to the Building in the full amount of its replacement value (including agreed amount endorsement), but in no event less than the amount required by any mortgagee of the Property ("Landlord's Mortgagee") (such policy shall provide protection against all perils included within the classification of fire, extended coverage, vandalism, malicious mischief, special extended perils, including demolition and increased cost of construction, water damage, sprinkler leakage, and any other perils which Landlord or Landlord's Mortgagee deems necessary); (ii) rental income insurance in an amount equal to one year's Base Rent, estimated real property impositions and insurance premiums; (iii) insurance against loss or damage by boiler or machinery or internal explosion or breakdown of boilers, equipment or electrical appurtenances, in an amount required by Landlord or any Landlord's Mortgagee; (iv) insurance against breakage of all plate glass on the Property; (v) flood hazard insurance in the amount of the full replacement cost of the Building, or if such amount of insurance is not obtainable, in the maximum amount which is obtainable; and (vi) such other insurance as Landlord or any Landlord's Mortgagee may reasonably require.
All proceeds payable under any such policy shall be paid to Landlord or Landlord's Mortgagee, as their respective interests may appear. Tenant shall be responsible for payment of any deductible amount under any of the policies maintained in accordance with this
Section 7 in the event of casualty.

                 (b) Throughout the Term, Tenant shall procure and maintain, at its expense, a policy of comprehensive public liability insurance, including contractual liability coverage insuring Landlord, Sudler Construction Co., Inc., Landlord's managing agent, Landlord's mortgagee and Tenant against liability arising out of the ownership, use, occupancy or maintenance of the Property or in any manner related to the Property or any act or omission of Tenant. The initial amount of such insurance shall be at least $5,000,000 in combined single limit with respect to injury or death in any one accident, and at least $1,000,000 for damage to property. Such amount shall be subject to periodic increase as reasonably required by Landlord. However, the amount of such insurance shall not limit Tenant's liability hereunder. Tenant's insurance shall be written on an occurrence basis and shall be primary with respect to the Property.

                 (c) Each insurance policy shall name as insureds Landlord, Sudler Construction Co., Inc. and any Landlord's Mortgagee, as their respective interests may appear. Each policy shall contain standard mortgagee endorsement clauses. All insurance policies shall be maintained with insurance companies authorized to transact insurance business in the state in which the Property is located and holding a "General Policyholder's Rating" of A or better, as set forth in the most current issue of "Best's Insurance Guide". The original all risk insurance policy (or copy thereof certified by the insurer) and certificates evidencing other insurance Tenant is required to maintain hereunder shall be deposited with Landlord at least ten (10) days prior to the Commencement Date. Evidence of renewals of all policies shall be deposited with Landlord not less than thirty (30) days prior to the end of the term of each such policy. Original and renewal policies or certificates shall be accompanied by proof of payment of the premiums therefor. Such insurance shall not be subject to cancellation except after at least thirty (30) days prior written notice to Landlord and Landlord's Mortgagee, and any loss shall be payable notwithstanding any act or negligence of Tenant or Landlord.

                 (d) Tenant shall obtain for each insurance policy procured by it regarding the Property or any property located thereon, an appropriate clause therein or endorsement thereto pursuant to which each such insurance company waives its subrogation rights against Landlord, Landlord's managing agent and Sudler Construction Co., Inc. If waiver of subrogation shall not be obtainable except at additional charge, Tenant shall pay the insurer's additional charge therefor.

                 8. Utilities. Tenant shall pay, directly to the appropriate supplier, the cost of all light, power, natural gas, fuel, oil, sewer service, sprinkler stand-by service, water, telephone, refuse disposal and other utilities and services supplied to the Property. Landlord shall not be liable to Tenant, and Tenant's obligations under the Lease shall not be abated, in the event of any interruption or inadequacy of any utility or service supplied to the Property.

                 9. Use of Property. (a) The Property may only be used for the use set forth in Section 1(f).

                 (b) Notwithstanding the foregoing, Tenant shall not use or permit the Property to be used for (i) any unlawful purpose;
(ii) in violation of any certificate of occupancy covering the Property; (iii) any use which may constitute a public or private nuisance or make voidable any insurance in force relating to the Property; or (iv) any purpose which creates or produces noxious odors, smoke, fumes, emissions, noise or vibrations.

                 (c) Tenant shall not cause or permit any overloading of the floors of the Building. Tenant shall not install any equipment or other items upon or through the roof, or cause openings to be made in the roof, without Landlord's prior written consent.

                 (d) No storage of any goods, equipment or materials shall be permitted outside the Building on the Property except for one (1) garbage dumpster and the occasioned storage of two (2) truck trailers.

                 10. Existing Conditions. Except for any work required to be performed by Landlord as provided in the Landlord's Work
Rider, Tenant accepts the Property in its "as is" condition as of the date hereof. Tenant acknowledges that Landlord has not made any representation as to the condition of the Property or the suitability of the Property for Tenant's intended use. Landlord shall have the right to perform items of Landlord's Work after the Commencement Date. Tenant agrees to cooperate with Landlord by removing furniture, fixtures, equipment and product from the areas in which Landlord is performing work.

                 11. Maintenance and Repairs. (a) Tenant shall keep and maintain the Property (including all structural, non-structural, exterior, interior and landscaped areas, and systems and equipment) in good order, condition and repair during the Term. Tenant shall promptly replace any portion of the Property or any systems or equipment thereof which cannot be fully repaired. All repairs and replacements shall be performed in a good and workmanlike manner.
All of Tenant's obligations to maintain and repair the Property shall be accomplished at Tenant's sole expense.

                 (b) Tenant shall keep and maintain all portions of the Property and the parking areas, sidewalks and landscaped areas, in an attractive and clean condition free of dirt and rubbish, and clear the parking areas and sidewalks of accumulations of snow and ice.

                 (c) During the Term, Tenant shall procure and maintain the following service contracts: (i) contract for the inspection, service, maintenance and repair of all heating, ventilating and air conditioning equipment installed in the Building (the inspection pursuant to such contract shall be made at least quarterly); and
(ii) contract for maintenance of the landscaped areas of the Property. The identity of each contractor and each contract shall be subject to Landlord's reasonable approval. Copies of reports of inspections made hereunder shall be promptly supplied to Landlord.

                 (d) During the Term, Landlord shall procure and maintain, at Tenant's expense (to be paid in accordance with Section 2 of the Rent Rider), a contract for inspection and maintenance of the roof of the Building (the inspections pursuant to such contract shall be made at least semi-annually). The costs of any repairs and/or replacements of the roof shall be amortized on a straight line basis over ten (10) years and Tenant shall, upon demand, pay Landlord that portion of such costs applicable to the Term and any extension(s) thereof.

                 12. Alterations and Improvements. (a) Tenant shall not make any alterations, additions or improvements to the Property
(the "Alterations") without Landlord's prior written consent, except for non-structural Alterations which do not exceed $15,000 in cost and which are not visible from the outside of the Building.
In no event shall Alterations reduce the size or cubic content of the Building or reduce the value of the Property. Tenant shall submit to Landlord detailed plans and specifications for Alterations requiring Landlord's consent and reimburse Landlord for all reasonable expenses incurred by Landlord in connection with its review thereof. Tenant shall also provide to Landlord for its reasonable approval the identity of the contractor Tenant proposes to employ to construct the Alterations. All Alterations shall be accomplished in accordance with the following conditions:

                 (1) Tenant shall procure all governmental permits and authorizations for the Alterations, and obtain and provide to Landlord an official certificate of occupancy and/or compliance upon completion of the Alterations, if appropriate.

                 (2) Tenant shall arrange for extension of the general liability insurance provided for in Section 7(b) to apply to the construction of the Alterations. Further, Tenant shall procure and maintain Builders Risk Casualty Insurance in the amount of the full replacement cost of the Alterations and statutory Workers
Compensation Insurance covering all persons employed in connection with the work. All such insurance shall conform to the requirements of Section 7(c).

                 (3) Tenant shall construct the Alterations in a good and workmanlike manner utilizing materials of first class quality for the particular use and in compliance with all laws and governmental regulations.

                 (b) Upon completion of the Alterations, Tenant shall provide Landlord with "as built" reproducible transparency plans of the Alterations.

                 (c) Alterations shall be the property of Landlord and shall remain on the Property upon termination of the Lease, or, if Landlord so requires, a portion of or all Alterations shall be removed by Tenant on or prior to the termination of the Lease and Tenant shall restore the Property to its condition prior to such Alterations.

                 (d) Under no circumstances shall Tenant's furniture and equipment be deemed an Alteration pursuant to this Section 12.

                 (e) Notwithstanding anything to the contrary contained herein, Tenant shall at all times have the right to remove its trade fixtures and personal property from the Property; provided, however, that Tenant shall, at its own cost and expense, repair any damage caused by such removal and shall restore the Property to the condition that it was in prior to the installation of Tenant's said trade fixtures and personal property.

                 13. Covenant Against Liens. Tenant shall not have any right to subject to Landlord's interest in the Property to any mechanic's lien or any other lien whatsoever. If any mechanic's lien or other lien, charge or order for payment of money shall be filed as a result of the act or omission of Tenant, Tenant shall cause such lien, charge or order to be discharged or appropriately bonded within ten (10) days after notice from Landlord thereof, and Tenant shall indemnify and save Landlord harmless from all liabilities and costs resulting therefrom.

                 14. Signs. Tenant shall not place any signs on the Property without Landlord's prior written approval of its design, location and manner of installation. In no event shall any sign be installed on the roof or above the parapet height of the Building. Tenant shall remove its signs upon termination of this Lease and restore the Property to its condition prior to installation of the signs.

                 15. Compliance with Law. Tenant shall take all necessary action to conform to and comply with all laws, orders and regulations of any governmental authority or Landlord's or Tenant's insurers, or any Landlord's Mortgagee, now or hereafter applicable to the Property or Tenant's use or occupancy. Tenant shall obtain all permits, including a certificate of occupancy, necessary for Tenant's occupancy or use of the Property.

                 16. Environmental Law Compliance. (a) Tenant shall, at Tenant's sole cost and expense, comply with the Industrial Site
Recovery Act, N.J.S.A. 13:1K-6 et seq. and the regulations promulgated thereunder ("ISRA"). Tenant shall, at Tenant's sole cost and expense, make all submissions to, provide all information to, and comply with all requirements of, the New Jersey Department of Environmental Protection ("NJDEP"). If any spill or discharge of hazardous substances or wastes occurs during the Term, and the Bureau or other division of NJDEP determines that a cleanup plan be prepared and a cleanup be undertaken, then Tenant shall, at Tenant's sole cost and expense, prepare and submit the required plans and financial assurances, and carry out the approved plans.
Such cleanup shall be to the strictest standard required by NJDEP regardless of use. Tenant's obligations under this Section shall arise if there is any closing, terminating or transferring of operations by any person or entity of an industrial establishment at the Property pursuant to ISRA, including without limitation a sale, transfer or conveyance of the Property by Landlord or an assignment or subletting by Tenant. At no expense to Landlord, Tenant shall promptly provide all information requested by Landlord for preparation of non-applicability affidavits and shall promptly sign such affidavits when requested by Landlord.

                 (b) Tenant shall indemnify, defend and hold harmless Landlord from all fines, suits, procedures, claims and actions of any kind arising out of or in any way connected with any spills or discharges of hazardous substances or wastes at the Property which occur during the Term and from all fines, suits, procedures, claims and actions of any kind arising out of Tenant's failure to provide all information, make all submissions and take all actions required by the Bureau or any other division of NJDEP or any other governmental agency with respect to the Property.

                 (c) Tenant's obligations under this Section shall survive the expiration of this Lease.

                 (d) Anything herein to the contrary notwithstanding, Landlord shall be responsible for the cleanup of any hazardous materials or wastes on the Property which were present on the Property prior to the Commencement Date and the presence of which was not caused by Tenant or Tenant's agents, employees, invitees, contractors and/or licensees. Landlord shall indemnify, defend and hold harmless Tenant from all fines, suits, procedures, claims and actions of any kind resulting from the existence of any hazardous materials and/or wastes on the Property which were present on the Property prior to the Commencement Date and the presence of which was not caused by Tenant or Tenant's agents, employees, invitees, contractors and/or licensees.

                 17. Landlord's Access. Landlord and its representatives may enter the Property at all reasonable times (or at any time in the event of emergency) for the purpose of inspecting the Property, or making any necessary repairs, or to show the Property to prospective purchasers, investors, encumbrances, tenants or other parties, or for any other purpose Landlord deems necessary. During the final six (6) months of the Term, Landlord may place customary
"For Sale" or "For Lease" signs on the Property.

                 18. Assignment and Subletting. (a) Except as otherwise provided in this paragraph, Tenant shall not assign or encumber
Tenant's interest in this Lease, or sublet any portion of the Property, or grant concessions or licenses with respect to the Property, without Landlord' s prior written consent, which consent shall not be unreasonably withheld or delayed. The cumulative change of more than twenty-five (25%) percent of the ownership interest of Tenant shall be deemed to be an assignment of this Lease requiring Landlord's consent. However, Tenant may assign this Lease or sublet the Property, without Landlord's consent, to any corporation which controls, is controlled by or is under common control with Tenant, or to any corporation resulting from the merger of or consolidation with Tenant, provided such assignee shall assume all of Tenant's obligations under this Lease, and such assignee or sublessee shall then have a net worth at least equal to that of Tenant on the date hereof.

                 (b) If Tenant desires to assign this Lease or sublet all or any portion of the Property, Tenant shall submit to Landlord a written request for Landlord's approval thereof, setting forth the name, principal business address, and nature of business of the proposed assignee or sublessee; the financial, banking and other credit information relating to the proposed assignee or sublease;
and the details of the proposed assignment or subletting, including a copy of the proposed assignment or sublease instrument and plans for any Alterations required for the proposed assignee or sublessee. Tenant shall also furnish any other information reasonably requested by Landlord. Landlord shall have the option
(i) to withhold its consent; (ii) to grant consent; or (iii) in the event of a proposed assignment of this Lease or sublease of a substantial portion of the Property, to terminate this Lease as of the effective date of such proposed assignment or sublease.
Landlord may enter into a direct lease with the proposed assignee or sublessee, if Landlord so elects. Landlord's acceptance of rent from a proposed assignee or sublessee shall not be construed to constitute its consent to an attempted assignment or subletting.

                 (c) In the event of a permitted assignment or subletting, Tenant shall remit to Landlord as additional rent each month during the remainder of the Term fifty (50%) percent of any rent or other sums received by Tenant from its assignee or sublessee in excess of the Base Rent and other charges paid by Tenant allocable to the Property or portion thereof sublet, as the case may be.

                 (d) No assignment or subletting hereunder, whether or not with Landlord's consent, shall release Tenant from any obligations under this Lease, and Tenant shall continue to be primarily liable hereunder. If Tenant's assignee or sublessee defaults under this Lease, Landlord may proceed directly against Tenant without pursuing its remedies against the assignee or sublessee. Consent to one assignment or subletting shall not be deemed a consent to any subsequent assignment or subletting.
Landlord may consent to subsequent assignments or modifications of this Lease or sublettings without notice to Tenant and Tenant shall not be relieved of liability under this Lease.

                 (e) Tenant shall pay to Landlord upon demand all costs, including reasonable legal fees, which Landlord shall incur in reviewing any proposed assignment or subletting.

                 (f) Notwithstanding anything herein to the contrary, provided that Tenant shall not be in default of any of its obligations under this Lease, Tenant may sublet up to an aggregate of twenty (20%) percent of the Premises, without Landlord's consent, but nevertheless subject to all of the other terms and provisions of this Article 18. Tenant shall give Landlord prompt notice of any such subletting.

                 19. Casualty. If the Building is damaged by fire or other casualty, and (i) the insurance proceeds received by Landlord on account of such damage are sufficient to pay for the necessary repairs, (ii) Landlord's Mortgagee permits Landlord to utilize the insurance proceeds to repair such damage, and (iii) the Building can be fully repaired within one hundred eighty days (180) days after such casualty occurred, this Lease shall remain in effect and Landlord shall repair the damage as soon as reasonably possible.
If any of the foregoing conditions requiring Landlord to repair the Building is not met, Landlord may elect either to (i) terminate this Lease; or (ii) repair the damage as soon as reasonably possible, in which event this Lease shall remain in full force and effect (but Tenant shall then have the right to terminate this Lease if the Building cannot be fully repaired within one hundred eighty (180) days after such casualty occurred). Landlord shall notify Tenant of its election within thirty (30) days after Landlord receives notice of the occurrence of the casualty.
Tenant's notification, if any, shall be required within ten (10) days thereafter. In the event this Lease shall remain in full force and effect following a casualty, there shall be no abatement of the Base Rent or additional rent payable hereunder, but the proceeds of the rental income insurance described in Section 7 shall be applied against Tenant's rental obligations as received by Landlord. Tenant waives the protection of any law which grants a tenant the right to terminate a lease in the event of the destruction of a leased property, and agrees that the provisions of this paragraph shall govern in the event of any destruction of the Building. Landlord shall not be required to repair improvements or alterations to the Property made by Tenant. Landlord shall have the option to terminate this Lease if more than twenty five (25%) percent of the ground floor area of the Building is damaged or destroyed by fire or other casualty or by the elements during the last two (2) years of the Term.

                 20. Condemnation. If more than thirty-five (35%) percent of the Land and/or Building shall be taken under the power of eminent domain or sold under the threat thereof ("Condemnation") and Tenant's use of the Property is materially adversely affected in the reasonable opinion of Tenant exercised in good faith, this Lease shall terminate on the date on which title to the Property or portion thereof shall vest in the condemning authority. If this Lease shall remain in effect as to the portion of the Property not taken, Landlord shall restore the improvements not taken as nearly as reasonably practicable to their condition prior to the Condemnation, and the Base Rent shall be reduced proportionately in accordance with the reduction in the square foot area of the Building following the Condemnation. Landlord shall be entitled to receive the entire award in any Condemnation proceeding relating to the Property, except that Tenant may assert a separate claim to an award for its moving expenses and for fixtures and personal property installed by Tenant at its expense. It is understood that Tenant shall have no claim against Landlord for the value of the unexpired Term of this Lease or any options granted under this Lease. Landlord shall not be required to restore improvements or alterations to the Property made by Tenant.

                 21. Surrender of Property. Upon termination of the Lease, Tenant shall surrender the Property to Landlord broom clean, and in good order and condition, except for ordinary wear and tear, and damage by casualty which Tenant was not obligated to remedy under Section 19. Tenant shall remove its machinery and equipment and repair any damage to the Property caused by such removal.
Tenant shall not remove any power wiring or power panels, lighting or lighting fixtures, wall coverings, blinds or other window coverings, carpets or other floor coverings, heaters or air conditioners or fencing or gates, except if installed by Tenant and required by Landlord to be removed from the Property. All personal property of Tenant remaining on the Property after Tenant's removal shall be deemed abandoned and at Landlord's election may either be retained by Landlord or may be removed from the Property at Tenant's expense.

                 22. Holdover. In the event Tenant remains in possession of the Property after the expiration of the term of this Lease (the "Holdover Period.), in addition to any damages to which Landlord may be entitled or other remedies Landlord may have by law, Tenant shall pay to Landlord a rental for the Holdover Period at the rate of twice the sum of (i) the annual rent payable during the last lease year of the term, plus (ii) all items of additional rent and other charges with respect to the Property payable by Tenant during the last lease year of the Term. Nothing herein contained shall be deemed to give Tenant any right to remain in possession of the Property after the expiration of the Term of this Lease. The sum due to Landlord hereunder shall be payable by Tenant upon demand.

                23. Events of Default; Remedies. (a) Tenant shall be in default upon the occurrence of one or more of the following events
(an "Event of Default"): (i) Tenant fails to pay rent or any other sum of money required to be paid by Tenant hereunder within five
(5) days of the date when due; (ii) Tenant fails to perform any of Tenant's non-monetary obligations under this Lease within thirty
(30) days after written notice thereof from Landlord (provided that if more than thirty (30) days are required to complete such performance, Tenant shall not be in default if Tenant promptly commences such performance and thereafter diligently pursues its completion); (iii) Tenant abandons the Property for thirty (30) days or more; or (iv) Tenant makes an assignment for the benefit of creditors, or if a petition for adjudication of bankruptcy or for reorganization is filed by or against Tenant and is not dismissed within thirty (30) days, or if a receiver or trustee is appointed for a substantial part of Tenant's property and such appointment is not vacated within thirty (30) days.

                 (b) On the occurrence of an Event of Default, without limiting any other right or remedy Landlord may have, without notice or demand, Landlord may:

                         (i)  Terminate this Lease and Tenant's right to
possession of the Property by any lawful means, in which event
Tenant shall immediately surrender possession of the Property to Landlord. At its option, Landlord may occupy the Property or cause the Property to be redecorated, altered, divided, consolidated with other adjoining property, or otherwise prepared for reletting, and may relet the Property or any part thereof for a term or terms to expire prior to, at the same time or subsequent to the original Expiration Date, and receive the rent therefor, applying the sums received first to the payment of such expenses as Landlord may have incurred in connection with the recovery of possession, preparing for reletting and the reletting itself, including brokerage and attorneys' fees, and then to the payment of damages in amounts equal to the rent hereunder and to the cost and expense of performance of the other covenants of Tenant under this Lease.
Tenant agrees to pay to Landlord damages equal to the rent and other sums payable by Tenant under this Lease, reduced by the net proceeds of the reletting, if any, as ascertained from time to time. In reletting the Property, Landlord may grant rent concessions, and Tenant shall not be entitled to any credit therefor. Tenant shall not be entitled to any surplus resulting from any reletting. Tenant expressly agrees that Landlord shall not be obligated to re-rent the Property or take any other action to mitigate its damages in the event Tenant is in default under this Lease.

                         (ii)  Permit Tenant to remain in possession of
the Property, in which event this Lease shall continue in effect. Landlord shall be entitled to enforce all of Landlord's rights and remedies under this Lease, including the right to receive the rent as it becomes due under this Lease.

                         (iii)  Pursue any other remedy now or hereafter
available under the laws of the jurisdiction in which the Property is located.

                 (c) The remedies available to Landlord herein specified are not intended to be exclusive and prevent Landlord from exercising any other remedy or means of redress to which Landlord may be lawfully entitled. In addition to other remedies provided in this Lease, Landlord shall be entitled to restraint by injunction of any violation or threatened violation by Tenant of any of the provisions of this Lease. Landlord's exercise of any right or remedy shall not prevent Landlord from exercising any other right or remedy.

                 (d) To the extent permitted by law, Tenant, for itself and any person claiming through or under Tenant, waives any equity or right of redemption provided by any law.

                 (e) Tenant agrees to pay as additional rent all attorneys fees and other expenses incurred by Landlord in the enforcement of any of the agreements or obligations of Tenant under this Lease.

                 24. Service Fee: Interest. (a) Tenant's failure to pay rent promptly or make other payments required under this Lease may cause Landlord to incur unanticipated costs, which are impractical to ascertain. Therefore, if Landlord does not receive any payment of Base Rent, additional rent or other sums due from Tenant to Landlord within five (5) days after it becomes due, without the need for any notice thereof by Landlord (except Landlord agrees to give written notice thereof not more than once in any twelve (12) month period during the Term and the said five (5) day period shall commence as of the date of such notice) Tenant shall pay Landlord as additional rent a service fee equal to eight (8%) percent of the overdue amount. This service fee shall be in addition to reasonable legal fees and costs incurred by Landlord in enforcing this Lease.

                 (b) Any amount owed by Tenant to Landlord which is not paid within thirty (30) days after it becomes due shall bear interest at the rate of eighteen (18%) percent per annum ("Default Interest") from the expiration of such thirty (30) day period. The payment of Default Interest on such amounts shall not extend the due date of any amount owed. If the interest rate specified in this Lease shall exceed the rate permitted by law, the Default
Interest shall be deemed to be the maximum legal interest rate permitted by law.

                 25. Indemnification by Tenant. Tenant shall indemnify and hold harmless Landlord, Sudler Construction Co., Inc. and Landlord's managing agent from and against all liability, claims or costs, including reasonable legal fees, arising from (i) Tenant's use of the Property; (ii) any breach of this Lease by Tenant; (iii) any other act or omission of Tenant; or (iv) any injury to person or damage to property occurring on or about the Property. Tenant shall defend Landlord, Sudler Construction Co., Inc. and
Landlord's managing agent against any such claim of a third party, with counsel reasonably acceptable to Landlord or, at Landlord's election, Tenant shall reimburse Landlord for reasonable legal fees incurred by Landlord's employment of its own counsel.

                 26. Landlord's Right to Cure Tenant's Default. If Tenant fails to make any payment or perform any act on its part to be made or performed, then Landlord, without waiving or releasing Tenant from such obligation, may, after any applicable cure period granted to Tenant herein, make such payment or perform such act on Tenant's part, and the costs incurred by Landlord in connection with such payment or performance, together with Default Interest thereon, shall be paid on demand by Tenant to Landlord as additional rent.

                 27. Waiver of Liability. Landlord shall not be liable for any injury or damage to the business, equipment, merchandise or other property of Tenant or any of Tenant's employees or invitees or any other person on or about the Property, resulting from any cause, including, but not limited to: (i) fire, steam, electricity, water, gas or rain; (ii) leakage, obstruction or other defects of pipes, sprinklers, wires, plumbing, air conditioning, boilers or lighting fixtures; or (iii) condition of the Property.

                 28. Force Majeure. If Landlord is unable to perform any of its obligations due to events beyond Landlord's reasonable control, the time provided to Landlord for performing such obligations shall be extended by a period of time equal to the duration of such events, and Tenant shall not be entitled to any claim against Landlord by reason thereof. Events beyond Landlord's reasonable control include, but are not limited to, acts of God, war, civil commotion, labor disputes, strikes, casualty, weather conditions, labor or material shortages, or government regulation or restriction.

                 29. Notice of Landlord's Default. Tenant shall give written notice of any failure by Landlord to perform any of its obligations under this Lease to Landlord and any ground lessor or Landlord's Mortgagee whose name and address have been furnished to Tenant. Landlord shall not be in default under this Lease unless Landlord (or such ground lessor or Landlord's Mortgagee) fails to cure such non-performance within thirty (30) days after receipt of Tenant's notice. If more than thirty (30) days are required to cure such non-performance, Landlord shall not be in default if such cure is commenced within such thirty (30) day period and thereafter diligently pursued to completion.

                30. Landlord's Liability Limited. There shall be no personal liability of the Landlord or any partner, stockholder, officer, director or other principal of Landlord in connection with this Lease. Tenant agrees to look solely to the interest of Landlord in the Property for the collection of any judgment or other judicial process requiring the payment of money by Landlord in the event of any default or breach by Landlord with respect to this Lease or in any way relating to the Property. No other assets of Landlord or any principal of Landlord shall be subject to levy, execution or other procedures for the satisfaction of Tenant's remedies.

                 31. Estoppel Statement: Financial Statement. (a) Upon Landlord's request, Tenant shall execute, acknowledge and deliver to Landlord a written statement certifying: (i) the Commencement
Date; (ii) the Expiration Date; (iii) that this Lease is in full force and effect and unmodified (or if modified, stating the n modifications); (iv) the last date of payment of the Base Rent and other charges and the time period covered by each payment; (v) that Landlord is not in default under this Lease (or, if Landlord is claimed to be in default, stating the nature of the default); and
(vi) such other matters as may be reasonably required by Landlord or any Landlord's Mortgagee. Tenant shall deliver such statement to Landlord within ten (10) days after Landlord's request. Any such statement may be given to and relied upon by any prospective purchaser or encumbrancer of the Property.

                 (b) Within ten (10) days after Landlord's request, Tenant shall deliver to Landlord such financial statements as are reasonably required to verify the net worth of Tenant. Any such statement may be given by Landlord to any Landlord's Mortgagee or prospective encumbrancer of the Property, but otherwise shall be kept confidential by Landlord. Tenant represents to Landlord that each such financial statement is a true and accurate statement as of the date of such statement.

                 32. Quiet Enjoyment. (a) Landlord covenants that as long as Tenant pays the Base Rent and additional rent and performs its other obligations under this Lease, Tenant shall peaceably and quietly have, hold and enjoy the Property for the term provided by this Lease, subject to the provisions of this Lease.

                 (b) Landlord reserves to itself such access and utility easements over, under and across the Property as may be required by Landlord from time to time in connection with the ownership, use or operation of any other property of Landlord or any affiliated party of Landlord. No such easement shall materially interfere with Tenant's use of the Property.

                 33. Subordination: Attornment. (a) This Lease is subject and subordinate to any ground lease or mortgage which may now or hereafter encumber the Property, and any renewals, modifications, consolidations, replacements or extensions thereof.

                 (b) If Landlord's interest in the Property is acquired by any ground lessor, Landlord's Mortgagee, or purchaser at a foreclosure sale, Tenant shall attorn to the transferee of or successor to Landlord's interest in the Property and recognize such transferee or successor as landlord under this Lease. Such transferee or successor shall not be liable for any act or omission of any prior landlord, or be subject to any offsets or defenses which Tenant might have against any prior landlord, or be bound by any Base Rent which Tenant might have paid for more than the current month to any prior landlord, or be liable for any security deposit under this Lease unless actually transferred to such transferee or successor.

                 (c) Tenant agrees that this Lease shall be modified in accordance with the reasonable request of any institutional
Landlord's Mortgagee, provided no such modification adversely affects the business terms of this Lease.

                 (d) The foregoing provisions shall be self-operative and no further instrument or act on the part of Tenant shall be necessary to effect the same. Tenant shall nevertheless sign and deliver any document necessary or appropriate to evidence the subordination, attornment or agreement above provided.

                 34. Brokerage. Each party represents to the other that it did not deal with any real estate broker in connection with this Lease, other than the real estate broker whose identity is set forth in Section 1(h). The commission of such broker shall be paid by the party as set forth in Section 1(h). Each party shall indemnify and hold the other harmless from any claim for a commission or other fee made by any broker with whom the indemnifying party has dealt, other than the broker identified in
Section 1(h).

                 35. Security Deposit. (a) Upon execution of this Lease, Tenant shall deposit with Landlord the sum set forth in Section
1(g) as security for the performance by Tenant of its obligations under this Lease (the "Security Deposit"). Landlord shall have the right to use the Security Deposit to cure any default of Tenant hereunder, including, but not limited to, payment of Base Rent, additional rent, service fees or other debts of Tenant due
Landlord, or repair or restoration of the Property. If Landlord uses any part of the Security Deposit, Tenant shall restore the Security Deposit to its full amount within ten (10) days after Landlord's demand therefor. Provided Tenant has fully complied with all of the terms of this Lease, Landlord shall return the Security Deposit to Tenant without interest on the date thirty (30) days after the surrender of the Property by Tenant. Landlord may deliver the Security Deposit to the purchaser or other transferee of Landlord's interest in the Property in the event the Property is sold or otherwise transferred, and Landlord shall be discharged from any further liability with respect to the Security Deposit.

                 (b) In lieu of a cash security deposit, Tenant shall have the option to deliver to Landlord an irrevocable unconditional letter of credit (the "L.O.C.") drawn on a bank which is a member of the New York Clearing House Association with assets in excess of $100,000,000.00. The L.O.C. shall be in the sum of $75,000.00 and shall be payable in the event Tenant defaults in any of its obligations under this Lease. If Tenant elects to deliver the L.O.C. in lieu of a cash security deposit, Tenant shall be in default under this Lease if Tenant fails to maintain the L.O.C. at any time during the Term hereof.

                 36. Notices. All notices in connection with this Lease or the Property shall be in writing and shall be personally delivered, or sent by certified mail, return receipt requested, postage prepaid, or sent by commercial overnight courier (e.g., Federal Express, Airborne). Notices to Landlord shall be delivered to the address specified in Section 1(b). Notices to Tenant shall be delivered to the address specified in Section 1(c) with a copy of each such notice delivered to Richard S. Kalin, Esq., Kalin & Banner, 757 Third Avenue, New York, New York 10017. All notices shall be effective upon delivery or attempted delivery in accordance with this provision. Either party may change its notice address upon written notice to the other party given in accordance with this provision.

                 37. Railroad License. Tenant is hereby granted a non-exclusive license to use the lead track ("Lead Track") now installed in Landlord's industrial park for the purpose of shipping and receiving freight by rail via the facilities of common carriers holding franchises to serve the area in which the Property is located. The Tenant shall, subject to the terms and conditions hereof, have the license to use the Lead Track in common with Landlord, Landlord's designees and others, only as and for a railroad right-of-way. Tenant shall not use the Lead Track for loading and/or unloading purposes.

                 Tenant shall, at its sole cost and expense, maintain the side track serving the Property, including any maintenance contract therefor maintained. Provided that Tenant exercises its right to use the Lead Track, Tenant covenants and agrees to pay to Landlord as additional rent the cost of maintaining, repairing, replacing and restoring the Lead Track and the appurtenances thereto installed within Landlord's industrial park. Landlord shall make an allocation of the cost of maintaining, repairing, replacing and restoring the Lead Track and the appurtenances thereto by and among the parties utilizing the Lead Track.

                 Anything contained herein to the contrary notwithstanding, Landlord specifically reserves the right at its sole cost and in its sole discretion from time to time and at any time to relocate the presently existing Lead Track. In the event that the Lead Track is so relocated by Landlord, the license granted hereby shall then be deemed to have been relocated so as to affect only the Lead Track as so relocated.

                 This License is made upon the express condition that Tenant agrees to and shall at all times keep, save and hold
Landlord free and harmless from and indemnify it against all liability, penalties, losses, damages, costs, expenses, causes of action, claims and/or judgments (whether by reason of damage to property or bodily injury to persons or otherwise) arising out of or in connection with the use of the Lead Track and/or side track by Tenant, its agents, successors or assigns.

                 38. Miscellaneous. (a) The failure of either party to insist on strict performance of any provision of this Lease, or to exercise any right contained herein, shall not be construed as a waiver of such provision or right in any other instance. All amendments to this Lease shall be in writing and signed by both parties.

                 (b) The captions in this Lease are intended to assist the parties in reading this Lease and are not a part of the provisions of this Lease. Whenever required by the context of this Lease, the singular shall include the pleural and the plural shall include the singular. The masculine, feminine and neuter genders shall each include the other.

                 (c) Landlord and Tenant hereby waive trial by jury in any legal proceeding brought by either of them against the other with respect to any matters arising out of or in any way connected with this Lease or the Property.

                 (d) The laws of the state in which the Proper y is located shall govern this Lease.

                 (e) If Tenant is a corporation or partnership, each person signing this Lease on behalf of Tenant represents that he has full authority to do so and that this Lease binds the corporation or partnership, as the case may be.

                 (f) Landlord shall not be liable for consequential damages arising from any negligence, tortious act, breach of any term, covenant or obligation under this Lease, or any other act or omission affecting this Lease.

                 (g) This Lease is binding upon any party who legally acquires any rights or interest in this Lease from Landlord or Tenant; provided, however, Landlord shall have no obligation to Tenant's successor unless the interest of Tenant's successor in this Lease is acquired in accordance with Section 18.

                 (h) The submission of this Lease to Tenant shall not be deemed to be an offer and shall not bind either party until duly executed by Landlord and Tenant.

                 (i) This Lease may be executed in counterparts, and, when all counterpart documents are executed, the counterparts shall constitute a single binding instrument.

                 (j) A determination by a court of competent jurisdiction that any provision of this Lease or any part thereof is illegal or unenforceable shall not invalidate the remainder of this Lease or such provision, which shall continue to be in effect.

                 (k)  Tenant shall not record this Lease.

                 The riders enumerated in Section 1(i) are attached hereto and made a part of this lease as fully as if set forth herein at length. The terms used in the rider have the same meanings as set forth in the Lease. The provisions of a rider shall prevail over any provisions of the lease which are inconsistent or conflict with the provisions of the rider.

                 IN WITNESS HEREOF, the parties hereby have duly executed this Lease as of the date set forth in Section 1(a).

                                          LANDLORD:

WITNESS:                                  PENSUD COMPANY
                                          LIMITED PARTNERSHIP

                                          By:  Stanford Realty Group, L.P.
                                               its general partner
Dolores A.  Bocian                             David S.  Steiner


                                          Its:    General Partner

                                          TENANT:

ATTEST:                                   PENTECH INTERNATIONAL, INC.


By:Richard S.  Kalin                      By:David Melnick


Its:Secretary                             Its:President

                            RENT RIDER

Date of Lease:                           August 28, 1995

Landlord:                                Pensud Company Limited Partnership

Tenant:                          Pentech International, Inc.

Property:                                1101 Corporate Road
                                         North Brunswick, New Jersey

                 1. The Base Rent payable by Tenant to Landlord during the Term shall be at the annual Base Rent rate and be payable in monthly installments as follows:

                                           Monthly         Annual
                 Period         PSF        Installment     Amount

September 1, 1995 through
October 15, 1995                  0             0              0
October 16, 1995 through
October 31, 1996                $3.15       $34,197.19     $410,366.25
November 1, 1996 through
October 31, 2000                $3.35       $36,368.44     $436,421.25

                 2. Escrow Payments. Tenant shall pay to Landlord real property impositions, insurance premiums, and other expenses of the Property in monthly installments on an estimated basis as determined by Landlord sufficient to pay such real property impositions, insurance premiums, and other expenses of the Property before the same become due. Landlord may adjust such estimate at any time and from time to time based upon Landlord's anticipation of costs. After the end of each calendar year during the Term, Landlord shall deliver to Tenant a statement setting forth the actual real property impositions, insurance premiums, and other expenses incurred by Landlord and paid from the deposits made by Tenant for such calendar year. If Tenant has paid less than the actual amount due, Tenant shall pay the difference to Landlord within ten (10) days after Landlord's request therefor. Any amount paid by Tenant which exceeds the amount due shall be credited against the next succeeding estimated payments due hereunder, unless the Lease has terminated, in which event the excess amount shall be refunded to Tenant.

                                            Initials:

                                              DSS
                                            Landlord

                                              DM
                                            Tenant

                      EXTENSION OPTIONS RIDER


Date of Lease:                    August 28, 1995

Landlord:                         Pensud Company Limited Partnership

Tenant:                           Pentech International, Inc.

Property:                         1101 Corporate Road
                                  North Brunswick, New Jersey


                 1.  Grant of Options.  Subject to the provisions of
Section 3 of this Rider, Landlord hereby grants to Tenant two options (each such option is referred to as the "Option") to extend the Term following the expiration of the original term hereof (the "Initial Term ") for additional teens of five (5) years each (each such additional term is hereinafter referred to as the "Extension Term").

                 2. Exercise of Options. Each Option shall be exercised only by written notice (the "Extension Notice") delivered to Landlord in accordance with Section 36 of the Lease at least six
(6) months before the expiration of the Initial Term or the expiration of the current Extension Term, as the case may be. Time shall be of the essence with respect to delivery of the Extension
Notice and if Tenant fails to deliver any Extension Notice within the specified time period, the Option related thereto and any succeeding Option shall lapse, and Tenant shall have no further right to extend the Term.

                 3. Conditions Precedent to Options. Each Option shall be exercisable by Tenant and the Lease shall continue for the Extension Term on all of the following conditions: (a) At the time Landlord receives the Extension Notice and at the commencement of the Extension Term related thereto, Tenant shall not be in default under any of the provisions of the Lease.

                 (b) At the time Landlord receives the Extension Notice and at the commencement of the Extension Term related thereto, the Tenant named in Section 1(c) of the Lease shall not have assigned the Lease or sublet any portion of the Property, except as permitted in Section 18(a) of the Lease.

                 (c) With respect to any Option for an Extension Term following the first Extension Term, Tenant shall have theretofore timely exercised all prior Options.

                4. Extension Term Provisions. Each Extension Term shall be on all of the same terms and conditions set forth in the Lease and applicable to the Initial Term, except the annual Base
Rent for each Extension Term shall be as follows:

                                       Monthly           Annual
                 Period        PSF     Installment       Amount
November 1, 2000 through
October 31, 2005              $4.00    $43,425.00        $521,100.00
November 1, 2005 through
October 31, 2010              $4.75    $51,567.19        $618,806.25





                                           Initials:

                                             DSS
                                           Landlord

                                             DM
                                           Tenant

                          PLOT PLAN RIDER



Date of Lease:                    August, 28, 1995

Landlord:                         Pensud Company Limited Partnership

Tenant:                           Pentech International, Inc.

Property:                         1101 Corporate Road
                                  North Brunswick, New Jersey


The diagram shows an aerial view of the warehouse space being rented.









                                            Initials:

                                              DSS
                                            Landlord

                                              DM
                                            Tenant

                     Landlord's Work Rider

Date of Lease:                    August, 28, 1995

Landlord:                         Pensud Company Limited Partnership

Tenant:                           Pentech International, Inc.

Property:                         1101 Corporate Road
                                  North Brunswick, New Jersey


Landlord shall, at its sole cost and expense, perform the following work (Landlord's Work) to the Property:

a. Place plumbing, electrical, fire sprinkler and heating, ventilating and air conditioning systems in good working order.

b. Place overhead doors, and dock levellers in good working order.







                                          Initials:

                                             DSS
                                          Landlord

                                             DM
                                          Tenant

                             EXHIBIT 21

                  Subsidiaries of Pentech International, Inc.




                                                   Jurisdiction of
  Name                                               Incorporation

  Sawdust Pencil Co.                                   Delaware

  Pentech Cosmetics, Inc.                              Delaware

                           EXHIBIT 23.1

                     Consent of Independent Auditors




We consent to the incorporation by reference in (i) the Registration Statement (Form S-8 No. 33-27009) dated February 28, 1989 pertaining to the 1984 and 1989 Stock Option Plans of Pentech International, Inc. and (ii) the Registration Statement (Form S-8 No. 33-67802) dated August 23, 1993 pertaining to the 1993 Stock Option Plan of Pentech International, Inc. of our report dated December 11, 1995, with respect to the consolidated financial statements and schedule of Pentech International, Inc. included in this Annual Report (Form 10-K) for the year ended September 30, 1995.

                                    ERNST & YOUNG LLP


                                By:  /s/ Ernst & Young LLP





MetroPark, New Jersey
December 27, 1995









ptk\10K.95