Form 10-Q
period 1995-12-31
PENTECH INTERNATIONAL INC
filed 1996-02-14
CIK 760461

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995:
10,496,758 shares of common stock, par value $.01 per share.

                                   INDEX

Part I.  Financial Information:


     Item 1.   Financial Statements (Unaudited)              Page


     Condensed Consolidated Balance Sheets as of
     December 31, 1995 and September 30, 1995                3-4


     Condensed Consolidated Statements of Operations for the
     three months ended December 31, 1995 and 1994             5


     Condensed Consolidated Statements of Cash Flows
     for the three months ended December 31,
     1995 and 1994                                           6-7


     Notes to Condensed Consolidated Financial Statements    8-11


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     12



Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K              12


Signatures                                                   13

                     PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                     December 31, 1995   September 30, 1995
                                        (unaudited)
     Current Assets:

     Cash                               $   1,052           $   -
     Accounts receivable, net of
      allowances for doubtful
      accounts of $88 at
      December 31, 1995 and
      $70 at September 30,
      1995                                 10,574            12,451
     Inventories (Note 1)                  23,089            22,844
     Income taxes receivable                1,951             1,823
     Prepaid expenses and other             1,151             1,227
     Deferred Tax Asset                       800               991

     Total current assets                  38,617            39,336


     Furniture and equipment (Note 1)       7,641             7,542
      Less accumulated depreciation         2,964             2,737
                                            4,677             4,805

     Other assets:

     Trademarks, net of amortization
      (Note 1)                                245               267
     Due from officer                         110               110

                                              355               377

                                          $43,649           $44,518






         See notes to condensed consolidated financial statements.


                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                              December 31, 1995        September 30, 1995
                                                            (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $15,853                    $15,169
  Bankers' acceptances
     payable (Note 2)                1,186                      1,842
  Accounts payable                   1,604                      2,383
  Accrued expenses                   2,749                      3,014

     Total current liabilities      21,392                     22,408

Deferred income taxes                  782                        765

Commitments and contingencies
(Notes 4 and 5)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 10,496,758 shares issued
  and outstanding at December 31,
  1995 and September 30, 1995, re-
  spectively                           105                        105

  Capital in excess of par           5,846                      5,846

  Retained earnings                 15,524                     15,394

                                    21,475                     21,345

                                   $43,649                    $44,518

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                (Unaudited)



                                Three Months Ended
                                   December 31,
                              1995           1994

Net sales                     $11,892        $ 9,644

Cost of sales                   7,656          6,208

Gross profit                    4,236          3,436

Selling, general and
 administrative expenses        3,713          2,480

Loss on Mexican affiliate                        350

Interest expense                  324            157

Interest (income)                 (11)            (9)
                                4,026          2,978

Income before
 taxes                            210            458

Income taxes                       80            175

Net income                    $   130        $   283

Net income per share-
primary and fully diluted        $.01        $   .03





         See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                             Three Months Ended
                                                December 31,

                                               1995      1994

Cash flows from operating activities:

      Net income                             $   130   $   283

      Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:

      Depreciation and amortization              257       240

      (Increase) decrease in:
          Accounts receivable                  1,877     1,997
          Inventories                           (245)   (1,136)
          Prepaid expenses and other              76      (240)
          Income taxes receivable/
               payable                          (128)       95

      Increase (decrease) in:
          Bankers' acceptances payable          (656)     (500)
          Accounts payable                      (779)     (356)
          Accrued expenses                      (265)     (190)
          Deferred income
               taxes payable\receivable          208        30

      Total adjustments                          345       (60)

          Net cash provided by
          operating activities                   475       223

Cash flows from investing activities:

     (Purchase) of furniture/equipment           (99)     (192)
     (Increase) in deposits                                (47)
     (Increase) in trademarks                     (8)       (6)

          Net cash (used in)
          investing activities                  (107)     (245)

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                (Unaudited)

                                                  Three Months Ended
                                                    December 31,
                                                  1995      1994

Cash flows from financing activities:

     Net increase in notes payable                $   684   $ 3,735
     Payment to retire common stock options                      (8)
     Payments to acquire treasury stock                      (3,746)

          Net cash provided by (used in)
          financing activities                        684       (19)

Net increase (decrease) in cash and cash
equivalents                                         1,052       (41)


Cash and cash equivalents,
beginning of period                                   -0-       698

Cash and cash equivalents, end of period          $ 1,052   $   657

Supplemental disclosures of cash flow
information and non-cash financing activities:

     Cash paid during the period for:

          Interest                                $   324   $   157
          Income taxes                            $   -0-   $    50




         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1995 and 1994 is unaudited.)

1.   Summary of significant accounting policies:

     Organization:

          Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Company ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc. to manufacture and distribute cosmetic products. The Company's fiscal year ends September 30.

     Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Unaudited financial statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at December 31, 1995 and the results of operations and the statements of cash flows for the three month period ended December 31, 1995 and 1994.

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


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1995 and 1994 is unaudited.)



     incurred.

     Trademarks:

          The costs thereof are being amortized over a five-year period on a straight-line basis.


2.   Notes payable, bank:

                              December 31,             September 30,
                    Rate          1995       Rate         1995

Notes payable(a)    7.8125%   $ 9,750,000    7.875%    $ 9,000,000
                    8.50%       6,103,000    8.75%       6,169,000

                              $15,853,000               15,169,000

Bankers' acceptances          $ 1,186,000    None      $ 1,842,000
     payable(a)

     (a) Collateralized by a security interest in substantially all of the assets of the Company. A credit line of $34,000,000 is available at the bank's discretion. This $34,000,000 is subject to limitation based upon eligible inventory and accounts receivable as defined by the bank.

3.   Common Stock:

     From October 1994 through December 1994, the Company purchased 880,400 shares of its common stock at prices ranging from $3.5 to $5.375 per share. As of December 31, 1994, 826,400 shares of common
stock remained in treasury.   The Company has completed both of its
500,000 share repurchase programs.

4.   Contingency:

     At December 31, 1995 the Company was contingently liable for outstanding letters of credit of $2,317,017.

                   PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
             December 31, 1995 and 1994 is unaudited.)


                                        Three Months Ended
                                            December 31
                                        1995           1994

5.   Income taxes:

              Federal:
            Current                      $ 51,000      $118,000
            Deferred                       16,000        29,000
              State:
            Current                        12,000        27,000
            Deferred                        1,000         1,000

                                         $ 80,000      $175,000



     Income tax at Federal statutory
     rate applied to income before
     taxes                               $ 71,000      $ 156,000
     Add:  state income taxes              13,000         28,000
     Less: effect of deduction of
     state income taxes for
     Federal purposes                      (4,000)        (9,000)


     Income taxes provided              $  80,000      $ 175,000

                   PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
             December 31, 1995 and 1994 is unaudited.)

     Significant components of the Company's deferred tax liability as of December 31, 1995 and September 30, 1995 are as follows:


                                   December 31,   September 30,
                                       1995            1995
Deferred tax liability:
     Depreciation                  $782,000       $ 765,000

Deferred tax assets:
     Reserve for lawsuit            141,000         141,000
     Inventory reserve              520,000         520,000
     Reserve for returns and
          allowances                 51,000         260,000
     Unicap                          34,000          34,000
     Bad debts                       45,000          27,000
     Other                            9,000           9,000

                                    800,000         991,000

Deferred income tax asset          $ 18,000        $226,000
     Net

6.    New authoritative accounting pronouncements:

      The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 will take effect for transactions entered into during the fiscal year beginning October 1, 1996; with respect to disclosures required for entities that elect to continue to measure compensation cost using a prior permitted accounting method, such disclosures must include the effects of all awards granted in the fiscal year beginning October 1, 1995. The Company's election under FAS 123 has not been determined and the effect of adoption of FAS 123 on the Company's financial statements has not be determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (1)  Material Changes in Results of Operations

     Net sales increased in the three months ended December 31, 1995 23.3% compared to the same period in 1994. This was principally due to the success of the Company's licensed products.

     Gross profit as a percentage of net sales remained unchanged in the three month period ended December 31, 1995 at 35.6% compared to the same 1994 period.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales increased to 31.2% from 25.7% in the three months ended December 31, 1995 compared to the same prior period. The three month period increase was caused principally by the higher royalty expenses and the cost to move into the Company's new distribution facility.

     In addition, interest expense increased compared to same prior period due to the increased borrowings for the stock buyback programs.

     During the three months ended December 31, 1995, net income decreased to $130,000 or $.01 per share, from $283,000 or $.03 per share, for the three months ended December 31, 1994. This is a decrease of 54%. This decrease in net income is principally due to higher SG&A expenses and interest costs.

     (2)  Material Changes in Financial Condition

     Working capital increased $297,000 to $17,225,000 during the three months ended December 31, 1995. This increase was primarily due to the net income generated for the period.

     On a long-term basis, the Company's liquidity is strong due to its continuing profitability, relatively stable credit facilities, its strong current ratio, the quality of its receivables, the largely finished nature of its inventory, and the size of its shareholders' equity as compared to its traditional borrowing needs. The Company is prohibited, without the consent of its primary lender, from declaring cash dividends.


                    PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (b)  None.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  February 14, 1996     By:  /s/ David Melnick
                                  David Melnick,
                                  Principal Operating Officer























ptk\10-q-dec.95