Form 10-Q
period 1996-03-31
PENTECH INTERNATIONAL INC
filed 1996-05-15
CIK 760461

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996;
10,496,758 shares of common stock, par value $.01 per share.




                          Page 1 of 16

                   There is no Exhibit Index.

                                INDEX

Part I.  Financial Information:


   Item 1.   Financial Statements                              Page


   Condensed Consolidated Balance Sheets as of
   March 31, 1996 and September 30, 1995                         3-4


   Condensed Consolidated Statements of Operations for the
   three and six months ended March 31, 1996 and 1995              5


   Condensed Consolidated Statements of Cash Flows
   for the three and six months ended March 31,
   1996 and 1995                                                 6-7


   Notes to Condensed Consolidated Financial Statements         8-12


   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                         13-14



Part II.  Other Information:

   Item 1.   Legal Proceedings                                    15

   Item 6.   Exhibits and Reports on Form 8-K                     15


Signatures                                                        16

                      PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                     March 31, 1996   September 30, 1995
                                       (unaudited)
     Current Assets:

     Cash                                $ 1,122             $  -
     Accounts receivable, net of
      allowances for doubtful
      accounts of $88 at
      March 31, 1996 and
      $70 at September 30,
      1995                                 8,361             12,451
     Inventories (Note 1)                 25,944             22,844
     Income taxes receivable               1,098              1,823
     Prepaid expenses and other            1,268              1,227
     Deferred Tax Asset                      848                991

     Total current assets                 38,641             36,336

     Furniture and equipment (Note 1)      7,826              7,542
      Less accumulated depreciation        3,190              2,737
                                           4,636              4,805

     Other assets:

     Trademarks, net of amortization
      (Note 1)                               226                267
     Due from officer                        110                110
                                             336                377

                                         $43,613            $44,518






         See notes to condensed consolidated financial statements.



                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                March 31, 1996        September 30, 1995
                                   (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $16,870                  $ 15,169
  Bankers' acceptances
     payable (Note 2)                2,137                     1,842
  Accounts payable                   1,828                     2,383
  Accrued expenses                   1,207                     3,014

  Total current liabilities         22,042                    22,408

Deferred income taxes                  799                       765

Commitments and contingencies
(Notes 4 and 5)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 10,496,758 shares issued
  and outstanding at March 31, 1996
  and September 30, 1995,
  respectively                         105                       105

  Capital in excess of par           5,846                     5,846

  Retained earnings                 14,821                    15,394

                                    20,772                    21,345

                                   $43,613                   $44,518

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)




                         Three Months Ended         Six Months Ended
                            March 31,                  March 31,
                           1996      1995           1996      1995
Net sales                $10,410   $12,249        $22,302   $21,893

Cost of sales              6,952     7,954         14,608    14,162

Gross profit               3,458     4,295          7,694     7,731

Selling, general and
 administrative expenses   4,292     3,380          8,005     5,860

Loss on Mexican affiliate     -         -             -         350

Interest expense             312       319            636       476

Interest (income)            (12)       (8)           (23)      (17)

                           4,592     3,691          8,618     6,669

(Loss) Income
  before taxes            (1,134)      604           (924)    1,062

Income tax (benefit)      (431)      229           (351)      404
  provision

Net (loss) income        $  (703)      375        $  (573)  $   658

Net (loss) income        $  (.07)  $   .04        $  (.05)  $   .06
  per share primary
  and fully diluted


         See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)


                                               Six Months Ended
                                                   March 31,
                                                1996      1995
Cash flows from operating activities:

     Net (loss) income                      $   (573)  $    658

     Adjustments to reconcile net
     income to net cash provided for
     (used in) operating activities:

     Depreciation and amortization                513       486
     (Increase) decrease in:
          Accounts receivable                   4,090     1,290
          Inventories                          (3,100)   (3,660)
          Prepaid expenses and other              (41)     (741)
          Income taxes receivable/payable         725        68
          Due from officer                         -        (44)
          Deferred tax asset                      143        -

     Increase (decrease) in:

          Bankers' acceptances payable            295       354
          Accounts payable                       (555)      263
          Accrued expenses                     (1,807)     (677)
          Deferred income taxes payable            34        60
          Total adjustments                       297    (2,601)

          Net cash (used in)
          operating activities                   (276)   (1,943)


Cash flows (used in) investing activities:

     (Purchase) of furniture/equipment           (284)     (447)
     (Increase) in trademarks                     (19)      (41)
     (Increase) in equipment deposits              -        (47)

Net cash (used in) investing activities          (303)     (535)

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's omitted)


                                             Six Months Ended
                                                  March 31,
                                                 1996       1995
Cash flows from financing activities:

     Net increase in notes payable           $  1,701    $ 5,760
     Payments to acquire treasury stock           -       (3,782)
     Payments to retire Common Stock options      -           (8)
          Net cash provided by
          financing activities                  1,701      1,970

Net increase (decrease) in
  cash and cash equivalents                     1,122       (508)

Cash and cash equivalents,
beginning of period                               -          698

Cash and cash equivalents, end of period      $ 1,122    $   190


Supplemental disclosures of cash flow
information:

Cash paid during the period for:

     Interest                                 $   574    $   476

     Income taxes                             $   140    $   276



         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements

     (The information for the three and six months ended March 31, 1996 and 1995 is unaudited.)

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

     Unaudited financial statements:

     All unaudited financial information includes all adjustments
(consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position at March 31, 1996, the results of operations for the three and six month periods ended March 31, 1996 and 1995 and cash flows for the six month periods ended March 31, 1996 and 1995.

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

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)


     Trademarks:

     The costs thereof are being amortized over a five-year period on a straight-line basis.


2.   Notes payable, bank:

                Rate  March 31, 1996    Rate  September 30, 1995

Notes payable  6.77%  $ 8,370,000       7.875%    $ 9,000,000
Notes payable  7.31%    7,100,000       8.75%       6,169,000
Notes payable  8.25%    1,400,000                       -
     Total            $16,870,000                 $15,169,000

Bankers' payable      $ 2,137,000                 $ 1,842,000

     The above were collateralized by a security interest in substantially all of the assets of the Company. A credit line of $34,000,000 is available to the Company at the discretion of the banks. This $34,000,000 is subject to limitation based upon eligible inventory and accounts receivable as defined by the banks.


3.   Common Stock:

     From October 1994 through March 1995, the Company purchased
890,400 shares of its Common Stock for prices ranging from $3.50 to $5.375 per share. The Company has completed both of its 500,000 share repurchase programs.


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)

4.   Contingency:

     At March 31, 1996 the Company was contingently liable for outstanding letters of credit of $6,242,952.

5.   Income taxes:


                                  Three Months Ended  Six Months Ended
                                    March 31, 1996    March 31, 1996

     Federal:
     Current                       $(181,000)          $(130,000)
     Deferred                       (181,500)           (165,500)

     State:
     Current                         (57,000)            (45,000)
     Deferred                        (11,500)            (10,500)

                                   $(431,000)           $(351,000)


     Income tax at Federal statutory
     rate applied to income before
     taxes                         $(386,000)          $(314,000)

     Add:  state income taxes        (68,000)            (55,500)

     Less: effect of deduction of
     state income taxes for
          Federal purposes            23,000              18,500

     Income taxes benefit          $(431,000)          $(351,000)






                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (con't)

     Significant components of the Company's deferred tax liability as of March 31, 1996 and September 30, 1995 are as follows:

                                   March 31,      September 30,
                                     1996              1995
Deferred tax liability:
     Depreciation                  $799,000       $765,000

Deferred tax assets:
     Reserve for lawsuit            189,000        141,000
     Inventory reserve              520,000        520,000
     Reserve for returns and
          allowances                 51,000        260,000
     Unicap                          34,000         34,000
     Loss on foreign affiliate       45,000         27,000
     Other                            9,000          9,000

                                    848,000        991,000

Deferred income tax asset          $ 49,000       $226,000
     Net

6.        New authoritative accounting pronouncements:

      The Financial Accounting Standards Board has issued Financial
Accounting Standard No. 123 "Accounting for Stock-Based
Compensation" ("FAS 123"). FAS 123 will take effect for transactions entered into during the fiscal year beginning October
1, 1996; with respect to disclosures required for entities that elect to continue to measure compensation cost using a prior permitted accounting method, such disclosures must include the effects of all awards granted in the fiscal year beginning October
1, 1995. The Company's election under FAS 123 has not been determined and the effect of adoption of FAS 123 on the Company's financial statements has not been determined.

7.        Litigation:

     During the quarter ended March 31, 1996, a trial as to damages was held concerning the Company's infringement of a patent entitled
"Kit Comprising Multi-Colored Fluid Dispenser Markers Together with
Eradicating Fluid Dispenser." No decision has been reached as of the date hereof as a result of such trial, and the Company is unable to predict the outcome of said trial. The Company has established a reserve within the range of outcomes it believes are likely as a result of such trial. The Company is unable to determine whether its determination of a range of outcomes is accurate and although the Company has several options in the event of a decision outside of the range of outcomes it anticipates as a result of such trial, there is no assurance that the decision resulting from such trial will not have a material adverse effect on the Company.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


     (1)  Material Changes in Results of Operations

     Net sales decreased in the three months ended March 31, 1996 15% and increased 2% for the six months ended March 31, 1996 as compared to the same periods a year ago. The three month decrease was principally due to a decline in some seasonal spring time promotions sold a year ago, while the six month increase was primarily due to the success of the Company's licensed products.

     Gross profit as a percentage of net sales decreased in the three months ended March 31, 1996 to 33.2% from 35.1% in the same 1995 period, and to 34.5% in the six months ended March 31, 1996 from 35.3% in the same 1995 period. This decline was primarily due to higher domestic manufacturing costs and an increase in the Company's reserve percentage for returns and allowances.

     Selling, general and administrative (SG&A) expenses as a percentage of net sales increased during the three months ended March 31, 1996 to 41.2% from 27.6% in the prior year. This increase was primarily related to the legal fees incurred in the quarter associated with the trial discussed in footnote 7 as well as an increase in the reserve for the loss associated with this matter. The increase was also associated with the increase in royalties, the continued development of the Company's new marketing initiatives, higher freight costs, and an increase in the reserve level for customer chargebacks. SGA increased for the six months ended March 31, 1996 from 26.8% to 35.9% of sales compared to the same prior period. This increase was primarily related to the costs incurred in the second quarter ended March 31, 1996 discussed above as well as the cost associated with the Company moving and establishing a new distribution center in the first quarter ended December 31, 1995.

     There was a decrease in interest expense for the three months ended March 31, 1996 due to lower interest rates for the period as compared to the year ago period. Interest expense for the six months ended March 31, 1996 were higher due to the higher level of borrowings that were maintained by the Company after the completion of its stock buy-back program in December 1994.


     (2)  Material Changes in Financial Condition

     Working capital decreased $329,000 to $16,599,000 at March 31, 1996. This decrease was primarily due to financing the Company's loss during the six months ended March 31, 1996.

     Net cash used in operating activities was $276,000 during the six months ended March 31, 1996 as compared to $1,943,000 in the corresponding period last year. This was primarily due to a decrease in accounts receivable, less inventory build-up and lower accrued expenses, partially offset by the net loss during the current period. Net cash used in investing activities during the six months ended March 31, 1996 was $303,000 as compared to $535,000 during the corresponding year ago period. This was primarily due to decreases in purchases of equipment in the current period. Net cash provided by financing activities during the six months ended March 31, 1996 was $1,701,000 as compared to $1,970,000 during the year ago period. Notes payable increased at a substantially slower rate because the Company did not acquire additional treasury stock during the current period.

     Subject to extraordinary conditions, the Company believes it has ample liquidity to finance its continuing obligations. The Company is prohibited without the consent of its primary lenders, from declaring cash dividends. Although the Company has been required to amend certain of its covenants with its primary lenders, it believes its relationship with its primary lenders remains stable and good.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     Pentech International, Inc. v. Leon Hayduchok, All-Mark
Corporation and Paradise Creations, Inc., filed in the U.S.
District Court, Southern District of New York ("SDNY") in October
1987.

     This action is for declaratory judgment against the defendants that U.S. Patent No. 4,681,471 entitled "Kit Comprising Multi-Colored Fluid Dispenser Markers Together With Eradicating Fluid Dispenser" is not infringed, and is invalid and unenforceable.
This action was bifurcated into two parts: (i) liability and (ii) damages. A trial as to liability was held. On November 12, 1990, an opinion and order of findings of fact and conclusions of law were released rejecting Pentech's effort to invalidate the patent, rejecting defendant's counterclaim of Pentech's misappropriation and finding that Pentech infringed said patent.

     During the quarter ended March 31, 1996, a trial as to damages was held. No decision has been reached as of the date hereof as a result of said trial, and the Company is unable to predict the outcome of said trial. The Company has established a reserve within the range of outcomes it believes are likely as a result of such trial. The Company is unable to determine whether its determination of a range of outcomes is accurate and although the Company has several options in the event of a decision outside of the range of outcomes it anticipates as a result of such trial, there is no assurance that the decision resulting from such trial will not have a material adverse effect on the Company.

Item 6.   Exhibits and Reports on Form 8-K.

          (b)  None.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  May 14, 1996          By: s/William Visone
                                  William Visone, Treasurer
                                  (Duly authorized officer and
                                  Chief Financial Officer)




ptk\10q-mar.96