Form 10-Q
period 1996-06-30
PENTECH INTERNATIONAL INC
filed 1996-08-14
CIK 760461

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                              Outstanding at
Class of Common Stock                          June 30, 1996
- ---------------------                        -----------------
    $.01 par value                           10,496,758 shares

            Page 1 of 16.  There is no Exhibit Index.

                              INDEX

Part I.  Financial Information:


     Item 1.   Financial Statements (unaudited)             Page
                                                            ----

     Condensed Consolidated Balance Sheets as of
     June 30, 1996 and September 30, 1995. . . . . . . . . . .3-4


     Condensed Consolidated Statements of Operations for the
     three and nine months ended June 30, 1996 and 1995. . . . .5


     Condensed Consolidated Statements of Cash Flows
     for the nine months ended June 30, 1996 and 1995. . . . .6-7


     Notes to Condensed Consolidated Financial Statements. . 8-12


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation. . . . . . . . . . .13-14



Part II.  Other Information:

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . 15


     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . 15


Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                      PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                       June 30, 1996   September 30, 1995
                                      --------------   ------------------
                                        (unaudited)
     Current Assets:

     Cash                               $    356            $  -
     Accounts receivable, net of
      allowances for doubtful
      accounts of $190 at
      June 30, 1996 and
      $70 at September 30,
      1995                                20,070             12,451
     Inventories (Note 1)                 22,948             22,844
     Income taxes receivable                 515              1,823
     Prepaid expenses and other            1,940              1,227
     Deferred tax asset                    1,071                991
                                          ------             ------
     Total current assets                 46,900             39,336
                                          ------             ------

     Furniture and equipment (Note 1)      7,919              7,542
      Less accumulated depreciation        3,417              2,737
                                          ------             ------
                                           4,502              4,805
                                          ------             ------

     Other assets:

     Trademarks, net of amortization
      (Note 1)                               196                267
     Due from officer                        110                110
                                          ------              -----
                                             306                377
                                          ------              -----

                                        $ 51,708            $44,518
                                          ======             ======

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                June 30, 1996        September 30, 1995
                                -------------        ------------------
                                (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $ 21,132                 $ 15,169
  Bankers' acceptances
     payable (Note 2)                 3,169                    1,842
  Accounts payable                    1,785                    2,383
  Accrued expenses                    3,418                    3,014
                                     ------                  -------
  Total current liabilities          29,504                   22,408
                                     ------                  -------
Deferred income taxes                   816                      765
                                     ------                  -------
Commitments and contin-
gencies (Notes 4 and 7)

Shareholders' equity (Note 3):

  Preferred stock, par value
  $.10 per share; authorized
  500,000 shares; issued and
  outstanding
  none

  Common stock, par value
  $.01 per share; authorized
  20,000,000 shares; 10,496,758
  shares issued and outstanding
  at June 30, 1996 and September
  30, 1995, respectively                105                      105

  Capital in excess of par            5,846                    5,846

  Retained earnings                  15,437                   15,394
                                     ------                   ------
                                     21,388                   21,345
                                     ------                   ------

                                   $ 51,708                  $44,518
                                     ======                   ======

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                                (unaudited)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)


                         Three Months Ended        Nine Months Ended
                            June 30,                   June 30,
                         ------------------        -----------------
                           1996      1995            1996    1995
                           ----      ----            ----    ----
Net sales               $21,976     $20,013       $44,278     $41,906

Cost of sales            14,982      13,208        29,590      27,370
                         ------      ------        ------      ------

Gross profit              6,994       6,805        14,688      14,536
                         ------      ------        ------      ------
Selling, general and
 administrative expenses  5,644       5,035        13,650      10,895

Loss on Mexican affiliate                                         350

Interest expense            362         310           999         786

Interest (income)            (6)         (7)          (30)        (24)
                         -------     -------       -------     ------
                          6,000       5,338        14,619      12,007
                         -------     -------       ------      ------
Income before
 taxes                      994       1,467            69       2,529

Income taxes                377         557            26         961
                         -------     ------         -----      ------
Net income (Note 7)      $  617     $   910        $   43     $ 1,568
                         =======     ======         =====      ======

Net income per share
 fully diluted (Note 7)  $  .06     $   .09        $  .00     $  .15
                         =======     ======         ======     =====

         See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                      June 30,
                                                  -----------------
                                                  1996          1995
                                                  ----          ----
Cash flows from operating activities:

     Net income                               $    43       $  1,568
                                                ------       -------

     Adjustments to reconcile net
     income to net cash (used in)
     operating activities:

     Depreciation and amortization                 770           770
     (Increase) decrease in:
          Accounts receivable                   (7,619)       (5,991)
          Inventories                             (104)       (2,459)
          Prepaid expenses and other              (713)         (860)
          Income taxes receivable/payable        1,308          (203)
          Due from officer                         -             (32)
          Deferred tax asset                       (80)           -
     Increase (decrease) in:
          Bankers' acceptances payable           1,327           179
          Accounts payable                        (598)          300
          Accrued expenses                         404          (206)
          Deferred income taxes payable             51           100
                                               -------        ------
     Total adjustments                          (5,254)       (8,402)
                                               -------        ------

     Net cash (used in) operating
          activities                            (5,211)       (6,834)
                                               -------        ------
Cash flows from investing activities:

     (Purchase) of furniture/equipment            (377)         (533)
     (Increase) in trademarks                      (19)          (94)
     (Increase) in equipment deposits              -             (47)
                                               --------      -------
Net cash (used in) investing activities           (396)         (674)
                                               --------      -------

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's Omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                       June 30,
                                                  -----------------
                                                  1996      1995
                                                  ----      ----
Cash flows from financing activities:

     Net increase in notes payable                $ 5,963   $11,336
     Payments to acquire treasury stock               -      (3,964)
     Payments to retire Common Stock options          -         (8)
                                                   ------    ------
          Net cash provided by
          financing activities                      5,963     7,364
                                                   ------    ------
Net increase (decrease) in cash
and cash equivalents                                  356      (144)

Cash and cash equivalents,
beginning of period                                   -         698
                                                   ------    ------
Cash and cash equivalents, end of period          $   356   $   554
                                                   ------    ------
Supplemental disclosures of cash flow
information:

     Cash paid during the period for:

          Interest                                $   857   $   762

          Income taxes                            $   -     $ 1,064



         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three and nine months ended
              June 30, 1996 and 1995 is unaudited)

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

     Unaudited financial statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1996, the results of operations for the three and nine month periods ended June 30, 1996 and 1995, and cash flows for the nine month periods ended June 30, 1996 and 1995

     Inventory:

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

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

         Notes to Condensed Financial Statements (con't)

Equipment and Depreciation (continued):

Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred.

     Trademarks:

          The costs thereof are being amortized over a five-year period on a straight-line basis.

2.   Notes payable, bank:

                  Rates  June 30, 1996  Rates  September 30, 1995
                  -----  -------------  -----  ------------------
Notes payable     8.25%  $10,057,000    7.875%    $ 9,000,000
Notes payable     8.25%   11,075,000    8.750%      6,169,000
                          -----------              ----------
                         $21,132,000              $15,169,000
                          ===========              ==========
Bankers' acceptances
     payable             $ 3,169,000              $ 1,842,000
                          ==========               ==========

     Traditionally, the Company has operated under two lines of credit with two separate banks equalling $34,000,000, subject to limitation based upon eligible inventory and accounts receivable as defined by the banks. The line of credit with one of the banks, totalling $16,000,000, expired on May 31, 1996. The Company is engaged in active negotiations with this lender to extend its line of credit.

3.   Common Stock:

     From October 1994 through June 1995, the Company purchased
950,400 shares of Common Stock at prices ranging from $2.875 to $5.03 per share. As of June 30, 1995, 312,500 shares of Common
Stock remained in treasury.

                  PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

         Notes to Condensed Financial Statements (con't)


4.   Contingency:

     At June 30, 1996, the Company was contingently liable for outstanding letters of credit of approximately $2,892,332.

5.    Income taxes:                Three Months Ended  Nine Months Ended
                                     June 30, 1996       June 30, 1996
                                   ------------------  -----------------
     Federal:
     Current                            $282,000            $ 19,580
     Deferred                             35,000               2,420

     State:
     Current                            $ 53,400            $  3,560
     Deferred                              6,600                 440
                                         -------            --------
                                        $377,000            $ 26,000
                                         =======            ========
     Income tax at Federal statutory
     rate applied to income before
     taxes                              $338,000            $ 23,000

     Add:  state income taxes             60,000               4,000

     Less: effect of deduction of
     state income taxes for
     Federal purposes                    (21,000)             (1,000)
                                         --------           --------
     Income taxes provided              $377,000             $26,000
                                         ========           ========

PENTECH INTERNATIONAL, INC.
                           AND SUBSIDIARIES

     Notes to Condensed Consolidated Financial Statements (con't)


     Significant components of the Company's deferred tax liability as of June 30, 1996 and September 30, 1995 are as follows:

                            June 30,        September 30,
                             1996               1995
                            -------         -------------
Deferred tax liability:
     Depreciation          $  816,000        $765,000
                            ---------         -------
Deferred tax assets:
     Bad debts                 72,200          27,000
     Reserve for lawsuit      236,500         141,000
     Inventory reserve        520,000         520,000
     Reserve for returns
          and allowances      200,000         260,000
     Unicap                    34,000          34,000
     Other                      9,000           9,000
                              -------         -------
                            1,071,700         991,000
                            ---------         -------
Deferred income tax        $  255,700        $226,000
     asset, Net             =========         =======

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

7.   Litigation:

     Pentech International, Inc. v. Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc. was filed in the U.S. District Court, Southern District of New York ("SDNY") in October 1987. This action was for a declaratory judgment against the defendants that U.S. Patent No. 4,681,471 entitled "Kit Comprising Multi-Colored Fluid Dispenser Markers Together With Eradicating Fluid Dispenser" is not infringed, and is invalid and unenforceable. This action was bifurcated into two parts: (i) liability and (ii) damages. On November 12, 1990, an opinion and order of findings of fact and conclusions of law were released rejecting Pentech's effort to invalidate the patent, rejecting defendant's counterclaim of Pentech's misappropriation and finding that Pentech infringed said patent.

     Subsequent to the quarter ended June 30, 1996, the court issued an opinion and order on the damages portion of the action assessing a royalty of $1,032,000 that Pentech is obligated to pay Paradise. The court also trebled this award, directed Pentech to pay Paradise's attorneys' fees and prejudgment interest on the royalty award. This amount, if it is not modified, will result in a judgment against Pentech of approximately $5,000,000. The amount of this judgment is expected to be finalized by September 30, 1996.

     Pentech strongly disagrees with the outcome of this opinion and order and intends to vigorously appeal. There is no assurance that Pentech will be able to obtain a bond required to stay enforcement pending such appeal. Although Pentech had established a reserve for this award based on the then-available information, it is not adequate to cover this award. As a result, although it is too early to determine with certainty and to what extent, it is likely that Pentech will report a sizable loss for its fiscal year ended September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     (1)  Material Changes in Results of Operations

     Net sales increased in the three and nine months ended June
30, 1996, 10% and 6%, respectively, over the same periods in 1995. This was principally due to the success of the Company's licensed products.

     Gross profit as a percentage of net sales decreased in the three months ended June 30, 1996 to 31.8% from 34.0% in the same 1995 period, and decreased to 33.2% in the nine month period ended June 30, 1996 from 34.7% in the same 1995 period. This decline was due primarily to higher domestic manufacturing costs and an increase in the Company's reserve percentage for returns and allowances. The Company also accelerated the closeout of slow moving inventory.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales increased during the three months ended June 30, 1996 to 25.6% from 25.1% in the prior year. SG&A expenses increased to 30.8% of sales during the nine months ended June 30, 1996 from 26.0% of sales in the year earlier period. The increases were caused principally by royalties, higher freight costs, an increase in the reserve level for customer charge-backs, and the legal fees incurred associated with the trial discussed in footnote 7 above as well as an increase in the reserve for the loss associated with this matter.

     There was an increase in interest expense due largely to the higher level of borrowings that were maintained by the Company during the current periods.

     During the three months ended June 30, 1996, net income decreased to $617,000, or $.06 per share, from $910,000, or $.09 per share, for the three months ended June 30, 1995. During the nine months ended June 30, 1996 net income decreased to $43,000, or $.00 per share, from $1,568,000, or $.15 per share, in the year earlier period.

     (2)  Material Changes in Financial Condition

     Working capital increased $468,000 to $17,396,000 from $16,928,000 during the nine months ended June 30, 1996. This increase was primarily related to the Company's income reported during the quarter ended June 30, 1996.

     The Company has in the past periodically been in technical default with various covenants with its primary lenders. In addition, the formal written line of credit with one of its lenders has expired. The Company is engaged in active negotiations with these lenders to extend its loans with such entities. In addition, the Company will likely be required to post a large bond in order to stay enforcement of the judgment which will likely be entered against it in the near future as discussed in note 7 above. There is no assurance that the Company will be able to resolve its outstanding differences with its primary lenders to extend the loans or that it will be able to obtain bond necessary to stay enforcement of the judgment referred to above. Any of these events could result in a situation where the Company could become illiquid. Such event could significantly disrupt the business of the Company and have other material adverse effects on the Company. The Company is exploring avenues to avoid any such disruption, but there is no assurance that it will have any degree of success with respect to any such strategies.

     The Company is prohibited, without the consent of its primary lender, from declaring cash dividends.

                  PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          Pentech International, Inc. v. Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc. was filed in the U.S. District Court, Southern District of New York ("SDNY") in October 1987. This action was for declaratory judgment against the defendants that U.S. Patent No. 4,681,471 entitled "Kit Comprising Multi-Colored Fluid Dispenser Markers Together With Eradicating Fluid Dispenser" is not infringed, and is invalid and unenforceable. This action was bifurcated into two parts: (i) liability and (ii) damages. On November 12, 1990, an opinion and order of findings of fact and conclusions of law were released rejecting Pentech's effort to invalidate the patent, rejecting defendant's counterclaim of Pentech's misappropriation and finding that Pentech infringed said patent.

          Subsequent to the quarter ended June 30, 1996, the court issued an opinion and order on the damages portion of the action assessing a royalty of $1,032,000 that Pentech is obligated to pay Paradise. The court also trebled this award, directed Pentech to pay Paradise's attorneys' fees and prejudgment interest on the royalty award. This amount, if it is not modified, wil result in a judgment against Pentech of approximately $5,000,000. The amount of this judgment is expected to be finalized by September 30, 1996.

          Pentech strongly disagrees with the outcome of this opinion and order and intends to vigorously appeal. There is no assurance that Pentech will be able to obtain a bond required to stay enforcement pending such appeal. Although Pentech had established a reserve for this award based on the then-available information, it is not adequate to cover this award. As a result, although it is too early to determine with certainty and to what extent, it is likely that Pentech will report a sizable loss for its fiscal year ended September 30, 1996.

Item 6.   Exhibits and Reports on Form 8-K.

          (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  August 14, 1996       By:  /s/ William Visone
                                  William Visone, Treasurer
                                  and Chief Financial Officer
                                  (Duly authorized officer)























ptk\10q-jun.96