Form 10-K
period 1996-09-30
PENTECH INTERNATIONAL INC
filed 1997-01-13
CIK 760461

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1996

                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file No. 0-15374

                           PENTECH INTERNATIONAL, INC.
              (Exact Name of Registrant as Specified in Charter)

Delaware                                       23-2259391
(State or other jurisdiction of               (I.R.S. Employer
Incorporation or Organization)            Identification Number)

195 Carter Drive, Edison, New Jersey                    08817
(Address of principal executive offices              (Zip Code)

Registrant's telephone no., including area code:  (908) 287-6640

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days. Yes   [ X ]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on December 23, 1996 was approximately $2,873,719 based on the average of the bid and asked quotations of the registrant's Common Stock, par value $.01 share, as reported by NASDAQ on December 23, 1996.

     On December 23, 1996 there were outstanding 10,496,758 shares of the registrant's Common Stock.

     The Proxy Statement of the registrant to be filed on or before January 29, 1997 is incorporated herein by reference.

                                 PART I

Item 1. BUSINESS

     (a) Pentech International, Inc. (the "Company") was formed in April 1984 to design and market writing and drawing instruments and other stationery products. In November 1989, the Company formed a wholly-owned subsidiary, Sawdust Pencil Co., to manufacture certain of the Company's writing instruments. In October 1993, the Company formed another wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute a line of cosmetic products. The Company and its wholly-owned subsidiaries are collectively referred to herein as the Company.

     (b) The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products and miscellaneous cosmetic products, primarily to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. For financial information relating to this business segment, please refer to the financial statements contained elsewhere herein.

     (c) The Company's product line consists of pens, markers, pencils, other writing instruments, children's activity kits, related products and miscellaneous cosmetic products. These products compete on the basis of special features, packaging design, quality and price, or a combination of these characteristics. The Company believes its reputation and ability to develop marketing programs for its products, through the industry experience and marketing expertise of its management, are principal success factors.

         The Company has also had an ongoing program to secure select license agreements with licensors of established trademarks to utilize with certain of the Company's product. The
Company views its licenses as an important ingredient in offering a strong product line with powerful consumer appeal.

     (d)(i) The Company markets a variety of pens, markers, pencils, other writing instruments, children's activity kits, related products and miscellaneous cosmetics products on a direct basis as well as through approximately 100 independent, nonexclusive, sales representatives throughout the United States. Generally sales initiated by the sales representatives are made directly to retail chains to include mass merchants, chain drug stores, grocery stores, warehouse clubs, and office supply super stores. The Company also has limited sales to the stationery, military and college store markets and some sales go through distributors and wholesalers. Additionally, the Company sells its products in Canada, Europe, Mexico and other selected countries through a variety of distribution arrangements.

     The percentages of revenues contributed by the following classes of products over the Company's last three fiscal years are as follows:

                                 Other Writing    Miscellaneous
                                 Instruments and     Cosmetic
         Pens   Markers Pencils  Related Products    Products

FY 1994  17.9%   26.9%    35.3%          17.9%           2.0%
FY 1995  18.6%   23.0%    34.1%          20.3%           4.0%
FY 1996  21.1%   21.7%    36.4%          16.0%           4.8%

     (ii) The Company conducts market research to stay abreast of consumer trends and to gauge the demand for new writing instruments and related products. Once the Company identifies a product for marketplace introduction it either selects a suitable overseas manufacturer to manufacture the product or elects to manufacture the product itself.

     The Company's domestic pencil and marker manufacturing facility, Sawdust Pencil Company ("Sawdust") is presently being utilized by the Company to manufacture a significant portion of the Company's writing instruments. Sawdust's capacity (on a two shift basis) is approximately $34,500,000 (wholesale value) of pencils, markers and other writing instruments. During its fiscal year ended September 30, 1996 ("Fiscal 1996"), the Company manufactured approximately $24,884,000 wholesale value of products at Sawdust, which represents 72% of its current capacity and approximately 38% of the Company's current requirements. During its fiscal year ended September 30, 1995 ("Fiscal 1995"), the Company manufactured 36% of the wholesale value of the products it sold.

     During its fiscal year ended September 30, 1994 ("Fiscal
1994"), the Company established a second pencil manufacturing facility which also has the capability to manufacture cosmetic pencils.

     An important part of the product development process is packaging. The Company leverages its unique packaging style to reinforce its image as a marketer of modern, well designed, high quality, and reasonably priced writing instruments and children's activity products.

     (iii) The Company utilizes foreign manufacturers to supply a large percentage of pens, markers, other writing instruments and related products and miscellaneous cosmetic products that it sells throughout the United States. It acquires a majority of its products from contract manufacturers located in Taiwan, China, Korea, Italy, India and other foreign countries. Such products are manufactured to the Company's order. The Company generally acquires its imported products pursuant to purchase orders, which typically provide for delivery within 60 days to 90 days after the order. Historically, the Company has financed a large percentage of its purchases pursuant to letters of credit. The present policy is to establish with a majority of its accounts payment terms ranging from 30 to 60 days and finance the remainder pursuant to letters of credit.

     To date, the Company has experienced limited supply shortages with respect to these imported products. The Company has occasionally incurred additional costs by shipping goods into its warehouse via airfreight, as opposed to by ship when the manufacturers did not timely deliver products or the Company required faster delivery. The Company is unable to predict whether it will experience similar or more severe product shortages in the future. The Company has successfully developed alternative sources of supply for virtually all of its important items to ensure timely deliveries in the event of a disruption in deliveries due to a dispute with any overseas manufacturer or any other reason. The Company has achieved this through building Sawdust and developing multiple sources in Taiwan, China, Korea, Italy, India and other foreign countries. As a result, the loss of any one overseas manufacturer would probably not create any long-term disruptions in the Company's ability to ship its goods to its customers on a timely basis. Management believes that it is not now dependent, nor is it likely to become dependent, upon any one manufacturer for its product lines. It believes that products of quality comparable to its present products could, if necessary, be acquired from a variety of overseas manufacturers at comparable rates.

     The Company obtains raw materials for Sawdust from domestic and foreign suppliers. It has not faced material supply shortages,and it generally has multiple sources for most of its product requirements. Due to a determination by the United States International Trade Commission that certain manufacturers of Chinese pencils were dumping them in the United States, the Company has been required to develop additional sources for its supply of certain of its pencils, which, to date, it has been successful in doing. In some instances, this has resulted in increased costs to the Company for the wood for its pencils.

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

     The Company has entered into license agreements with The Walt Disney Company, the NBA (National Basketball Association), NHL (National Hockey League), and the Coca-Cola Company, using these trademark names on the Company's products. In most situations, the licensor requires an advance royalty, a royalty against net sales for the licensed product and a minimum royalty. Generally, the Company satisfies the minimum royalty; occasionally it does not. In such a case, the Company must pay the minimum royalty and possibly incur losses as a result thereof. The Company evaluates its licenses carefully and attempts to minimize such losses. These licenses have terms ranging normally from one to three years and are renewed by mutual consent from both parties.

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

     (vi) In Fiscal 1995, the Company reduced its use of an unaffiliated warehouse to store and ship its products on a contract basis, and began leasing and maintaining a warehouse in North Brunswick, New Jersey to ship its products to its customers.

     Generally, the Company does not require any of its customers to post letters of credit or to advance any deposits on orders, except in certain instances, depending upon the creditworthiness of the customer, for special orders. The Company analyzes each special order customer independently to determine whether any deposits should be paid. The Company considers credit rating, location, and amount of order, among other factors, to determine whether a deposit is required. Normal credit terms are "net 30 days." The Company, in certain instances, follows the industry practice of "School Dating," which is the shipment of products from May through August, for which payment is not due until September or October. The Company reviews its credit practices regularly and currently attempts to insure 80% of its receivables through credit insurance. In the past, except for the Phar-Mor bankruptcy in Fiscal 1992 and the Happiness Express bankruptcy in Fiscal 1996, the Company has experienced a limited amount of bad debts from its customers, usually as a result of a bankruptcy.
In such a case the Company's policy has been to liquidate its claims as promptly as reasonable under the circumstances. This has been further ameliorated since the Company obtained credit insurance. The Company believes it has sufficient resources to manage its credit functions.

     (vii) The Company's primary customers include major mass market retailers in the United States. In Fiscal 1996, one customer accounted for 11% of the Company's revenues. While the loss of this customer could have a material adverse impact upon the Company in the short-term, the Company believes such impact would be minimized in the long-term since the Company could either reduce its expenses related to this customer or sell all or a portion of these products to other customers.

     Certain of the Company's customers include:

          -  Eckerd Drug           -  Walgreen Drug
          -  Walmart               -  CVS Stores
          -  Target                -  K-Mart


     The above list of customers does not include independent distributors nor products the Company sells to the stationery, military and college store markets.

     The Company advertises in trade journals on a limited basis and maintains display booths for use at trade shows. It owns several booths that attractively display its line of products for such trade shows. The Company has no current plans for any other major advertising campaign, however it is investigating additional advertising avenues.

     The Company warrants its merchandise against manufacturing defects. In the event of any such returns the Company evaluates the problem and attempts to rectify the problem for the customer, if possible. The Company believes it maintains adequate product liability insurance.

     (viii) As of December 31, 1996 and December 31, 1995, the Company's backlog of firm written orders was approximately $1,900,000 and $3,100,000, respectively. This backlog is comprised of the normal delay between receipt and processing of orders and orders for delayed delivery. All orders were delivered or are expected to be filled within the applicable fiscal year.

     (x) The industry in which the Company is engaged is highly competitive. The Company competes with a large number of companies, including such well known companies as Bic Pen Company, Papermate and Newell some of which may have far greater financial resources and sales. The Company generally competes on the basis of the special features of its products, quality, packaging design (which includes the individual product's name and the Company's name and logo) and price.

     (xiii) As of November 30, 1996, the Company had approximately 169 employees, including Messrs. Norman Melnick, David Melnick, John Linster and John F. Kuypers. The Company's sales are made primarily by independent sales organizations which are compensated exclusively on a commission basis with commissions ranging from two and one half to seven percent. The Company does not anticipate a substantial increase in the number of its employees in the near future. The Company considers its relations with its employees to be good. In December 1992, the production and maintenance employees of the Company's wholly-owned subsidiary, Sawdust Pencil Co. ("Sawdust"), voted to join Local 478 of the International Brotherhood of Teamsters (the "Union"). In Fiscal 1996, Sawdust agreed to enter into a labor agreement with the Union for the benefit of these employees which expires August 31, 1999.

     (e) The Company exports approximately 4.6% percent of its sales, primarily to customers in Canada, Europe, Brazil and Mexico.


Item 2.  PROPERTIES

     The Company's present offices are located at 195 Carter Drive, Edison, New Jersey 08817, where it occupies general office, sales and warehouse space of approximately 40,500 square feet pursuant to a five year lease, with an unaffiliated party, expiring March 1, 1998.

     The Company extended its lease for five years commencing June 1, 1995 (the "Sawdust Lease") with an unaffiliated company for approximately 50,000 square feet for Sawdust's premises located at 44 National Road, Edison, New Jersey 08817. The Sawdust Lease, which is triple net, currently requires annual rental payment of $173,376 with yearly moderate increment additions in each subsequent year of the Sawdust Lease's term. The Sawdust Lease contains an option to renew on terms providing for moderate increases in rent for up to an additional five years.

     The Company entered into a five year lease for a warehouse at 1101 Corporate Road, North Brunswick, New Jersey (the "Warehouse Lease") with an unaffiliated Company for approximately 130,000 square feet which commenced on September 1, 1995. The Warehouse Lease provides for annual base rent of approximately $436,000 per year.

     The Company entered into a year-to-year lease for a sales office in Madison, Wisconsin (the "Madison Lease"). The Madison Lease, which is with an unaffiliated party, is for approximately 1,140 square feet and commenced December 1, 1992. The Madison Lease calls for annual rental of $22,701, which increases by 3.5 percent each subsequent lease year until termination.

     The Company sublet premises located at 2 Ethel Road, Edison, New Jersey, which it originally leased from a company controlled by Messrs. Norman and David Melnick (the "Sublease"). The Company's sublease is triple net and provides for base rent of $2,700 per month. The Company had used these premises as its corporate offices for four years prior to its move to 195 Carter Drive, Edison, New Jersey, during Fiscal 1993.

Item 3.  LEGAL PROCEEDINGS

     In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000; deliver its promissory note for $3,000,000 plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). Pentech paid Paradise $500,000 in December 1996 and $100,000 of the minimum royalty in January 1997.

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


                         High                          Low
                         ----                          ---
1996
----
1st Quarter              3 3/8                         2
2nd Quarter              2 1/4                         1 3/4
3rd Quarter              2 1/4                         1 3/4
4th Quarter              2 3/16                          5/8

1995
----
1st Quarter              5 1/4                         3 1/2
2nd Quarter              4 1/4                         3 3/8
3rd Quarter              4 1/4                         2 3/4
4th Quarter              3 1/2                         1 7/8

     On January 6, 1997, the closing "bid" and "ask" prices for the Common Stock were $1 1/8 and $1 1/4 respectively, as reported by NASDAQ.

     (b) On January 6, 1997, the number of shareholders of record of the Common Stock was 459.

     (c) The Company has not declared a cash dividend in the past and is not permitted to do so without the consent of its lenders. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations."

Item 6.  SELECTED FINANCIAL DATA

     The following summary of financial information should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA


                          Fiscal Years Ended September 30,
                          -------------------------------
                     1996      1995      1994      1993      1992
                     ----      ----      ----      ----      ----
                      ($ 000s omitted except per share amounts)
Net
sales              $61,679   $54,892   $62,136   $51,321  $39,130

Net income
(loss)              (5,317)   (1,059)    4,701     3,986    2,789

Net income
(loss)
per share           ($.51)    ($.10)     $.40      $.34     $.23

Weighted
average
number
of shares
outstanding
including
common
stock
equi-
valents             10,497    10,661    11,855    11,876  12,201

Dividends              -         -         -         -         -

BALANCE SHEET DATA

                              September 30,
                              -------------
               1996      1995      1994     1993     1992
               ----      ----      ----     ----     ----
                 ($ 000s omitted except per share amounts)
Working
capital        $13,676   $16,928   $21,451  $18,490  $15,756

Total
assets          48,189    44,518    42,558   42,130   32,267

Notes
payable
(included
in current
liabil-
ities)          21,352    15,169     9,163   10,882    6,577

Long-
term
debt               -         -          -       -         -


Share-
holders'
equity          16,028    21,345    26,479   23,502   20,121

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Fiscal 1996 Compared to Fiscal 1995

     Net sales for Fiscal 1996 were $61,679,499 as compared to $54,891,592 for Fiscal 1995, reflecting an increase of $6,787,907 or approximately 12.4%. The increase in sales was primarily due to the growth in the Company's licensed products, which helped the Company achieve sales growth with the majority of its top accounts.

     In Fiscal 1996, the Company incurred a loss from operations of $872,603 as compared to a loss from operations of $474,368 in Fiscal 1995. The Company's gross profit of 30.2% in Fiscal 1996 was up from 28.8% in Fiscal 1995. The Company's gross profit increased primarily due to absence of the $1.3 million reserve established last year for slow-moving inventory, an increase in gross profit associated with its new licensed products and an improvement in the sell through of its product line which reduced the overall return rates. Offsetting these improvements were higher costs incurred at its manufacturing facility, higher costs associated with its cosmetics business and aggressive efforts to close-out slow-moving inventory.

     The Company's selling, general & administrative ("SG&A") expenses increased during Fiscal 1996 to $19,521,690 from $15,871,636 in Fiscal 1995, reflecting an increase of $3,650,054. SG&A expenses as a percentage of sales increased to 31.7% from 28.9%. The increase was primarily related to higher royalty costs associated with many of the Company's new licensed products. In addition, the Company incurred higher variable costs such as freight, distribution and commission costs associated with higher sales. The Company also incurred higher legal and expert fees during the trial leading up to the Paradise Settlement. The Company incurred higher bad debt expense due to the bankruptcy of Happiness Express and incurred additional royalty costs relating to its termination of several license agreements. The Company also incurred higher costs relating to its establishment of a warehouse/distribution center and the establishment of an expanded marketing department. The Company also hired a new President, human resource manager, purchasing manager and an assistant controller.

     The Company incurred a significant loss of $4,433,920 associated with the Paradise Settlement. This loss included the cost of the Paradise Settlement, the legal and consulting fees associated with the Paradise Settlement and the bank debt refinancing which occurred as a result of the material adverse effect on the Company from the Paradise Settlement.

     During Fiscal 1996, the Company increased its short-term borrowings to an average level of $18,507,000 from $15,618,000 in Fiscal 1995. The increase was primarily due to the stock-buy-back program completed in January 1995 and the higher cash position maintained by the Company in August 1996 and September 1996 as a result of the bank refinancing activities. The Company's effective interest rate decreased slightly from 8.1% to 7.8% due to a slight decline in short-term interest rates. As a result, the Company's interest expense increased during Fiscal 1996 to $1,447,499 from $1,259,145.

     During Fiscal 1996, the Company established a valuation allowance against its deferred tax assets in the amount of $1,243,191 which reduced its income tax benefit for the year.

     Based on the above factors, the Company incurred a loss of $5,317,408 in Fiscal 1996 as compared to a net loss of $1,058,946 in Fiscal 1995.

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

     In Fiscal 1995, the Company incurred a loss from operations of $474,368 as compared to income from operations of $8,361,628 for Fiscal 1994, reflecting a decrease of $8,835,996. The Company's gross profit of 28.8% in Fiscal 1995 was down from 35.1% in Fiscal 1994. The decline in gross profit can be attributed to the Company's decision to eliminate about 500 items from its product line and the related increase in the reserve for slow-moving inventory by approximately $1.3 million. In addition, the Company continued to invest in its cosmetic business and incurred a loss of about $500,000. The gross profit was also impacted by higher manufacturing unit costs at its domestic facility due to the lower sales volume. Finally, gross profit was affected by higher than usual return levels.

     The Company's SG&A expenses increased during Fiscal 1995 to $15,871,636 from $13,459,402 in Fiscal 1994, reflecting an increase of $2,412,234. SG&A expenses as a percentage of sales increased to 28.9% from 21.7%. The increase was primarily related to the continued higher royalty costs associated with many of its new products. In addition, the Company had higher freight costs, higher distribution costs associated with the Company relocating its warehouse distribution center, and higher advertising allowances associated with more aggressive pricing campaigns by many of its customers. Finally, the Company continued to invest in its creative, sales and product development team with the goal of marketing longer-lived products and gaining deeper penetration of its existing client base.

     During Fiscal 1995, the Company increased its short-term borrowings to an average level of $15,618,000 from $12,250,000 in the prior year. The increase was primarily due to increased borrowings to finance the Company's stock buy-back program. In addition, the Company's effective interest rate increased from 6.0% to 8.1% due to the overall rise in short-term interest rates. As a result, interest expense increased during Fiscal 1995 from $740,953 to $1,259,145.

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

     (b)  Liquidity and Capital Resources

     Cash and cash equivalents increased to $7,063,808 at September 30, 1996 from $0 at September 30, 1995. Generally, the Company uses its cash to reduce its outstanding borrowings in order to reduce interest costs. At September 30, 1996, due to the status of the refinancing of the Company's borrowing facilities, the Company maintained a high level of cash.
Accounts receivable increased to $14,537,500 at September 30, 1996 from $12,450,960 at September 30, 1995, primarily due to increased sales in the fourth quarter. The Company believes that its allowance for doubtful accounts and its accrual for returns and advertising allowances are adequate given the Company's detailed review of its accounts receivable aging, its review of subsequent cash receipts, its use of credit limits and its on-going credit evaluation and account monitoring. In addition, the Company has credit insurance on most of its major accounts receivable. Inventory decreased to $18,728,008 at September 30, 1996 from $22,844,482. This decrease was due to the Company's decision to eliminate items from its product line and to move aggressively to close out excess and slow-moving inventory. The decrease to $4,368,477 for equipment at September 30, 1996 from $4,805,175 at September 30, 1995 primarily reflects a reduction in the rate of equipment purchases. Notes payable at September 30, 1996 were $21,352,498 as compared to $15,169,103 at
September 30, 1995. This increase was primarily due to the Company's decision to maintain a high cash position at September 30, 1996.

     Net cash provided by operating activities for the year ended September 30, 1996 was $1,489,465 as compared to cash used in operating activities for Fiscal 1995 of $1,906,872. This change was primarily due to the decrease in inventory during Fiscal 1996 as compared to an increase in Fiscal 1995. This was partially offset by the increase in accounts receivable at September 30, 1996 due to higher fourth quarter sales as compared to a decrease in receivables at September 30, 1995.

     Cash used in investing activities during Fiscal 1996 of $609,052 was less than the prior year due to the decrease in fixed asset additions. This was primarily due to the slow-down in fixed asset additions for Sawdust and the Company's cosmetic facilities.

     The cash provided by financing activities during Fiscal 1996 was $6,183,315 as compared to cash provided by financing activities of $1,931,089 in Fiscal 1995. The increase in cash provided by financing activities was primarily due to the Company's decision to maintain a high cash balance at September 30, 1996 and the absence of a stock buy-back program. As a result of these activities, cash and cash equivalents increased $7,063,808 during Fiscal 1996 as compared to a decrease of $697,545 during Fiscal 1995.

     The Company's working capital decreased to $13,675,828 at September 30, 1996 from $16,928,685 at September 30, 1995. This decrease was primarily due to the loss sustained for the year.

     During Fiscal 1996, the Company maintained a line of credit with European American Bank ("EAB") and Chemical Bank New Jersey N.A. (the "Banks"), which permitted maximum availability of $34,000,000, subject to the Banks' discretion. As a result of the events leading to the Paradise Settlement, this line of credit was restructured by the Banks' to provide a maximum amount of $22,000,000 for a period ending January 31, 1997.

     In January 1997, the Company entered into a three year $30,000,000 revolving credit facility with BankAmerica Business Credit, Inc. (the "New Banking Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the New Banking Agreement. The New Banking Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the New Banking Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios.

     The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments commencing January 1, 1998. The Note also requires prepayment under certain conditions related to when the Company obtains tax benefits. The Company does not anticipate any difficulty meeting this payment schedule.

     The Company initiated several actions to increase its liquidity during Fiscal 1996. It established a policy of obtaining 30 to 60 days vendor credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit.

     The Company also conducted a private offering of securities. In December 1996 and January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The Company had net proceeds of $975,000 from the Private Offering. Officers and directors of the Company acquired 52.5% of the Units sold in the Private Offering. They participated on the same terms as the other investors in the Private Offering. The terms of the Private Offering were established by a Special Committee of the Board of Directors who did not participate in the Private Offering. The Company was required by its banks (at that time) to raise funds in the Private Offering in order to fund the $500,000 payment referred to in Item 3, "Legal Proceedings" and to enable the Company to fund its requirements for capital expenditures.

     As a result of the seasonal nature of the Company's business, the Company's use of credit increases significantly in the months of May, June and July as the Company finances its inventory and receivables, and declines in September and October after collection of the invoices from its Back-to-School sales.

     The Company anticipates that its revolving credit line with BankAmerica Business Credit, Inc. together with anticipated revenues from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance current and future operations. The Company believes these resources are sufficient to support its operating expenses.

     (c) Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.

Item 8.  FINANCIAL STATEMENTS

     This information is contained on pages F-1 through F-24 hereof.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

     The information required by this section will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before January 29, 1997.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) (1)  Financial Statements
                                                            Page

Independent Auditors' Report............................    F-1

Consolidated Balance Sheets as of September 30, 1996 and
1995....................................................... F-2-3

Consolidated Statements of Operations for the
years ended September 30, 1996, 1995 and 1994 ............. F-4

Consolidated Statements of Shareholders' Equity for
the years ended September 30, 1996, 1995 and 1994.......... F-5-6

Consolidated Statements of Cash Flows for the
years ended September 30, 1996, 1995, and 1994............. F-7-9

Notes to Consolidated Financial Statements.............   F-10-24

     (a) (2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and
Reserves..................................................  F-25

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

3.2       The Company's By-laws incorporated by reference to
          Exhibit 3.2 of Form S-18.

10.1 Incentive Stock Option Plan incorporated by reference to Exhibit 10.8 of Form S-18.

10.2 1989 Stock Option Plan incorporated by reference to the Registration Statement No. 33-27009 filed on Form S-8.

10.3 1993 Stock Option Plan incorporated by reference to the 1992 Form 10-K.

10.4 Employment Agreement dated November 3, 1995, between the Company and John W. Linster incorporated by reference to the 1995 10-K.

10.5 1995 Stock Option Plan is incorporated by reference to the 1995 Proxy Statement.

10.6      Settlement Agreement dated December 9, 1996, among the
          Company, Leon Hayduchok, All-Mark Corporation, Inc.,
          Paradise Creations, Inc. and Norman Melnick.

10.7      Loan and Security Agreement dated as of January 13,
          1997, among the Company, Pentech Cosmetics, Inc.,
          Sawdust Pencil Co. and Bank America Business Credit,
          Inc.

10.8      Settlement Letter dated November 15, 1996 from Fisher-
          Price to the Company.

10.9 Settlement Agreement dated December 27, 1996, between the Company and Pentel Co., Ltd.

10.10 Form of Subscription Agreement connected with the Company's Private Offering Memorandum dated December
          10, 1996.

10.11 Form of Registration Rights Agreement connected with the Company's Private Offering Memorandum dated
          December 10, 1996.

21        Subsidiaries of the Company.

23.1      Consent of Ernst & Young LLP.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PENTECH INTERNATIONAL, INC.


January 13, 1997              By:  s/John W. Linster
                                        John W. Linster,
                                        President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


s/Norman Melnick   Chairman of the Board        January 13, 1997
Norman Melnick      of Directors


s/John W. Linster  President and Chief Execu-   January 13, 1997
John W. Linster      tive Officer (principal
                      executive officer)

s/David Melnick    Chief Operating Officer      January 13, 1997
David Melnick       and Director (principal
                    operating officer)


John F. Kuypers    Executive Vice Preident-     January   , 1997
                     Sales and Director


s/Richard S. Kalin  Secretary and               January 13, 1997
Richard S. Kalin     Director


                    Director                    January   , 1997
Jerry Della Femina


s/Roy L. Boe        Director                    January 13, 1997
Roy L. Boe


s/William Visone    Treasurer (principal        January 13, 1997
William Visone      accounting officer)

ptk\10K.96
                      REPORT OF INDEPENDENT AUDITORS



Board of Directors
Pentech International, Inc.


We have audited the accompanying consolidated balance sheets of Pentech International, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentech International, Inc. and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                   s/ERNST & YOUNG LLP
                                   ERNST & YOUNG LLP


MetroPark, New Jersey
January 13, 1997

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                              Assets (Note 3)

                                             September 30,
                                       1996               1995
                                       ----               ----
Current Assets:
  Cash and cash equivalents       $  7,063,808
  Accounts receivable, net
   of allowance for doubtful
   accounts ($402,513 and $70,314
   in 1996 and 1995, respect-
   ively)                           14,537,500       $12,450,960
  Inventory (Note 2)                18,728,008        22,844,482
  Income taxes receivable            1,146,414         1,823,041
  Deferred tax assets (Note 5)         618,929           849,945
  Prepaid expenses and other         1,042,807         1,227,429
                                    ----------        ----------
Total current assets                43,137,466        39,195,857

Equipment:
  Equipment and furniture            8,030,387         7,542,211
  Less accumulated depreciation     (3,661,910)       (2,737,036)
                                    ----------          ---------
                                     4,368,477         4,805,175
Other assets:
  Deferred tax assets, long term
  (Note 5)                             306,185
  Trademarks, net of
   amortization                        267,742           266,912
  Due from officer                     109,511           109,511
                                    ----------          --------
                                       683,438           376,423
                                   -----------         ---------
                                  $ 48,189,381       $44,377,455
                                   ===========        ==========









See accompanying notes.


               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets

                   Liabilities and Shareholders' Equity

                                              September 30,
                                          1996            1995
                                         -----            ----
Current liabilities:
  Notes payable (Note 3)              $21,352,498     $15,169,103
  Bankers' acceptances
   payable (Note 3)                     1,488,757       1,841,985
  Accounts payable                      1,593,253       2,382,959
  Accrued expenses (Note 10)            3,827,130       3,013,725
  Settlement payable (Note 7)             500,000
  Settlement note payable (Note 7)        700,000
                                       ----------       ---------
Total current liabilities              29,461,638      22,407,772
                                       ----------      ----------
Other liabilities:
  Royalty payable, long-term (Note 7)     400,000
  Settlement note payable,
   long-term (Note 7)                   2,300,000
  Deferred income taxes payable
   (Note 5)                                               624,532
                                       ----------      ----------
                                        2,700,000         624,532
                                       ----------      ----------

Commitments and contingencies
  (Note 6)
Shareholders' equity
  (Notes 1 and 4):
Preferred stock, par value
  $.10 per share; authorized
  500,000 shares; issued
  and outstanding, none
Common stock, par value $.01
  per share; authorized 20,000,000
  shares; issued and outstanding
  10,496,758 in 1996 and
  1995, respectively                      104,968        104,968
Capital in excess of par                5,845,781      5,845,781
Retained earnings                      10,076,994     15,394,402
                                       ----------     ----------
                                       16,027,743     21,345,151
                                       ----------     ----------
                                      $48,189,381    $44,377,455
                                       ==========     ==========
See accompanying notes.
F-3

                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations


                                  Year ended September 30,
                                1996          1995          1994
                                ----          ----          ----
Net sales (Note 8)        $61,679,499    $54,891,592  $62,136,134
Cost of sales              43,030,412     39,087,504   40,315,104
                           ----------     ----------   ----------
Gross profit               18,649,087     15,804,088   21,821,030

Selling, general and
 administrative expenses   19,521,690     15,871,636   13,459,402
Loss on Mexican
   affiliate (Note 13)                       406,820
                           ----------     ----------   ----------
(Loss) income from
   operations                (872,603)      (474,368)   8,361,628

Other (income) expense:
 Loss from litigation       4,433,920
 Interest expense           1,447,499      1,259,145      740,953
 Interest income              (39,661)       (35,215)    (16,582)
                           ----------     ----------   ----------
                            5,841,758      1,223,930      724,371
                            ---------      ---------   ----------
(Loss) income before
  taxes                    (6,714,361)    (1,698,298)   7,637,257

Income tax (benefit)
expense (Note 5)           (1,396,953)      (639,352)   2,936,659
                           ----------      ---------    ---------
Net (loss) income        $ (5,317,408)   $(1,058,946)  $4,700,598
                           ==========      =========    =========
(Loss) earnings per common
 and common equivalent
 share (Note 1)                ($.51)       ($.10)           $.40
                           ==========     ==========    =========




See accompanying notes.

                                PENTECH INTERNATIONAL, INC. AND
                                   SUBSIDIARIES

                  Consolidated Statements of Shareholders' Equity
                    Years ended September 30, 1996, 1995 and 1994

                                                   Capital
                         Common Stock              in                  Treasury Stock
                      Number of Shares             Excess   Retained    --------------
                     Authorized  Issued     Amount of Par   Earnings      Shares   Amount
                     ----------  ------     ------ -------   --------     ----------------
Balance, October
  1, 1993            20,000,000 11,737,764 $117,378 $6,010,878 $17,373,965
Issuance of common
  stock pursuant to
  exercise of stock
  options (Note 4)                 177,000    1,770    614,730
 Purchase of treas-
  ury stock                                                                    418,606  2,339,932
 Retirement of treas-
  ury stock                       (221,806)  (2,218)  (113,564)(1,180,882)(221,806)(1,296,664)
 Net income                                                     4,700,598
                       ----------  --------    -----   -------  ---------   -------   ---------
Balance, September
  30, 1994           20,000,000 11,692,958  116,930   6,512,044 20,893,681  196,800   1,043,268
 Retirement of
  common stock
  options                                                           (7,500)
 Purchase of Treas-
  ury Stock                                                                  999,400  4,067,790
 Retirement of
  Treasury Stock                (1,196,200) (11,962)  (666,263)(4,432,833)(1,196,200)(5,111,058)
Net loss                                                       (1,058,946)
                     ---------   ---------   ------   --------- ---------  ---------  ---------
Balance, September
  30, 1995          20,000,000  10,496,758  104,968   5,845,781 15,394,402      -         -



                                PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                         Consolidated Statements of Shareholders' Equity
                            Years ended September 30, 1996, 1995 and 1994
                                            (continued)


                                                      Capital
                         Common Stock                 in                 Treasury Stock
                      Number of Shares                Excess   Retained   --------------
                     Authorized  Issued     Amount    of Par   Earnings     Shares    Amount
                     ----------  ------     ------    -------  --------     ------    ------
Balance, September
  30, 1995           20,000,000 10,496,758  104,968   5,845,781 15,394,402    -         -


 Net loss                                                       (5,317,408)
                     ---------- ----------  -------  ---------  ----------  ---------  ---------
Balance, September
  30, 1996           20,000,000 10,496,758 $104,968  $5,845,781$10,076,994    -         -
                     ========== ==========  =======   ========= ==========  =========  =========









See accompanying notes.

                   PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                    Year ended September 30,
                                 1996          1995        1994
                                 ----          ----        ----
Cash flows from operating
activities
Net (loss) income            $(5,317,408)   $(1,058,946) $4,700,598
Adjustments to reconcile
 net (loss) income to net cash
 provided by (used in)
 operating activities:
  Depreciation and amortiza-
   tion                        1,044,920         939,505   823,933
  Provision for losses on        401,620          62,467    97,880
   accounts receivable
  Paradise Settlement          4,000,000
  Provision for slow-moving
   inventory                                   1,286,000
  Provision for deferred
   income taxes                 (699,701)       (565,515)   57,810

  Change in assets and
   liabilities:
    (Increase) decrease in
      accounts receivable     (2,488,160)        616,415 2,713,493
     Decrease (increase) in
      inventory                4,116,474      (2,803,788)(2,738,432)
     Decrease in prepaid
      expenses and other         184,622          80,587   154,743
     (Increase) in due from
      officer                                    (30,999)   (8,303)
    (Decrease) in bankers'
       acceptances payable      (353,228)        (18,211) (796,101)
    (Decrease) increase in
       accounts payable         (789,706)        957,793  (822,444)
    Increase in
       accrued expenses          713,405          81,742   538,002
    Change in income
      taxes payable/
      receivable                 676,627      (1,453,922) (534,119)
                               ---------       --------- ---------
    Net cash provided
      by (used in) operating
      activities               1,489,465      (1,906,872)4,187,060

See accompanying notes.

                    PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows (cont'd)

                                         Year ended September 30,
                                    1996           1995          1994
                                    ----           ----          ----
Cash flows from investing
 activities
Purchase of equipment and
 furniture                        (488,176)      (652,037)  (1,145,984)
Increase in trademarks            (120,876)       (69,725)     (68,852)
Decrease in deposits                                           324,919
                                 ---------        --------     --------
 Net cash used in investing       (609,052)      (721,762)    (889,917)
 activities

Cash flows from financing
 activities
Net increase (decrease) in
 notes payable                   6,183,395      6,006,379   (1,719,515)
Proceeds from the issuance
 of common stock                                                10,250
Payments to acquire
 treasury stock                                (4,067,790)  (1,733,682)
Payments to acquire
 common stock options                              (7,500)
Net cash provided by
  (used in) financing            ---------       ---------   ---------
  activities                     6,183,395       1,931,089  (3,442,947)
Net increase (decrease)          ---------       ---------   ---------
 in cash and cash equi-
  valents                        7,063,808        (697,545)   (145,804)

Cash and cash equivalents,
 beginning of year                  -0-            697,545     843,349

Cash and cash equivalents,       ---------         -------     -------
 end of year                    $7,063,808       $   -0-      $697,545
                                 =========         =======     =======









See accompanying notes.

                            PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows (cont'd)

                                       Year ended September 30,
                                  1996             1995          1994
                                  ----             ----          ----
Supplemental disclosures
 of cash flow information
Non-cash investing activities:

  Acquisition of treasury
   stock                                                    $606,250
  Issuance of common stock
   pursuant to exercise
   of options                                                606,250
  Retirement of treasury
   stock                                       $ 5,111,058 1,296,664
  Cash paid during the year for:
   Interest                       $1,319,958     1,259,145   740,953
   Income taxes                      140,000     1,380,085 3,385,550






See accompanying notes.

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1996

1.  Summary of Significant Accounting Policies

Organization

     Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Co. ("Sawdust"), was formed in November 1989. The Company and its subsidiary are engaged in the production, design, and marketing of writing and drawing instruments. In October 1993, the Company formed another wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute cosmetic pencils. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products and miscellaneous cosmetic products, primarily to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand.

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

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1996

1. Summary of Significant Accounting Policies (cont'd)

Trademarks

     Costs related to trademarks are being amortized over a five year period on a straight-line basis.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

(Loss) Earnings Per Common and Common Equivalent Share

     Primary and fully diluted (loss) earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants.

     The average number of shares used was:

                                  Primary   Fully Diluted
                                  -------   -------------
Year ended September 30, 1996   10,496,758   10,496,758*
Year ended September 30, 1995   10,660,988   10,660,988*
Year ended September 30, 1994   11,855,700   11,855,700*

-------
* In 1996, 1995 and 1994 fully diluted was anti-dilutive.

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1996


2.  Inventory
                            1996              1995
                            ----              ----
Raw materials          $  6,732,751      $  8,644,695
Work-in-process           1,265,795         1,746,149
Finished goods           12,115,462        13,839,638
Allowance for slow-
moving items             (1,386,000)       (1,386,000)
                         ----------        ----------
                        $18,728,008      $ 22,844,482
                         ==========        ==========

3.  Notes and Bankers' Acceptances Payable

                          September 30,           September 30,
                Interest      1996      Interest      1995
                --------  ------------- --------  -------------
Notes payable     8.25%   $11,725,000     7.875%   $ 9,000,000
Notes payable     8.25%     9,627,498     8.75%    $ 6,169,103
                           ----------               ----------
 Total                    $21,352,498              $15,169,103
                           ==========               ==========
Bankers'
 acceptances
 payable          None    $ 1,488,757     None     $ 1,841,985
                           ==========               ==========


     Notes and bankers' acceptances payable as of September 30, 1996 were initially advanced under a $34,000,000 line of credit which was available at the banks' discretion and subject to limitations based upon eligible inventory and accounts receivable as defined by that agreement.

     As a result of the events leading to the Paradise settlement, the Company's original line of credit was restructured by the Banks for a period ending January 31, 1997.

     In January 1997, the Company entered into a new three year $30,000,000 Revolving Credit Agreement with BankAmerica
Business Credit, Inc. (the "New Credit Agreement"). Borrowings under the New Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the New Credit Agreement.

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1996

3.  Notes and Bankers' Acceptances Payable (cont'd)

     The New Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the New Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios.

     The weighted average interest rate during the periods on the outstanding short-term borrowings was 7.8% and 8.1% for fiscal year ended September 30, 1996 and 1995, respectively.

4.  Shareholders' Equity

Stock Options

     During Fiscal 1996, the Company granted options (outside of the plans discussed herein) covering in the aggregate 175,000 shares of common stock at an exercise price of $3.125 per share (representing fair market value at date of grant). During Fiscal 1994 and 1995, there were no options granted. During this period, no options were exercised. At September 30, 1996, 350,000 options remain outstanding at prices ranging from $3.125 to $7.375 per share, of which 135,000 are presently exercisable.

Stock Option Plans

     On January 5, 1989, the Company adopted a stock option plan ("1989 Plan"). The 1989 Plan provides for options and limited stock appreciation rights ("Limited SARs") to be granted in tandem to issue up to 600,000 shares of common stock. Limited SARs may only be granted in conjunction with related options.
The exercise price of options granted may not be less than the fair market value of the shares on the date of the grant (110% of such fair market value for a holder of more than 10% of the Company's voting securities), nor may options be exercised more than ten years from date of grant (5 years for a holder of more than 10% of the Company's voting securities). No SARs have been granted. The 1989 Plan will terminate on January 5, 1999.

     On April 14, 1993, the Company adopted a Stock Option Plan ("1993 Plan"). The 1993 Plan provides for the issuance of incentive and nonstatutory stock options to employees, consultants, advisors and/or directors for a total up to 700,000 shares of common stock. The exercise price of options granted may not be less than the fair market value of the shares on the

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1996


4.  Shareholders' Equity (cont'd)


date of grant (110% of such fair market value for a holder of more than 10% of the Company's common stock), nor may options be exercised more than five years from date of grant. The 1993 Plan will terminate on January 4, 2003.

     On May 9, 1995, the Company adopted a Stock Option Plan ("1995 Plan"). The 1995 Plan provides for the issuance of incentive and nonstatutory stock options to employees, consultants, advisors and/or directors for a total of up to 700,000 shares of Common Stock. The determination of the exercise price of the options granted under the 1995 Plan are the same as those of the 1993 Plan. The 1995 Plan will terminate on January 4, 2005.

                       PENTECH INTERNATIONAL, INC. AND  SUBSIDIARIES
                             Notes to Consolidated Financial Statements
                                         September 30, 1996

4. Shareholders' Equity (cont'd)

     The table below presents option information for the 1989
Plan:

                Year ended             Year ended               Year ended
              Sept. 30, 1996         Sept. 30, 1995            Sept. 30, 1994
            Price range    Shares    Price range   Shares   Price Range     Shares
            -----------    ------    -----------   ------   -----------     ------
Outstanding,
beginning of
 year      $4.00-$7.875   392,000   $4.00-$7.875  397,000 $3.19-$7.875   575,000

Options
 granted    3.125         180,000                          4.875-5.25     30,000

Cancelled   4.00-6.50    (221,000)   6.50        (5,000)   4.25-7.875   (31,000)

Exercised                                                  3.19-5.13   (177,000)
            ----------   --------   ----------  -------   ----------     -------
Outstanding,
 end of
 year      $3.125-7.875   351,000   $4.00-7.875  392,000  $4.00-7.875    397,000
            -----------   -------    ----------  -------   ----------    -------

Eligible for
 exercise
 currently $4.50-7.875     18,600    $4.00-7.875  267,000 $4.00-7.875    214,600
            ===========    ======     ==========  =======  ==========    =======
 F-15

                             PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements
                                     September 30, 1996

     4. Shareholders' Equity (cont'd)

          The table below presents option information for the 1993 Plan:

                 Year ended               Year ended           Year ended
              Sept. 30, 1996           Sept. 30, 1995        Sept. 30, 1994
            Price range   Shares     Price range   Shares  Price Range    Shares
            -----------   ------     -----------   ------  -----------    ------

Outstanding,
 beginning of
 year        $4.50-6.125 668,750    $4.50-6.125   678,750  $4.50-4.95    272,500

Options
 granted      3.125       20,000                            4.875-6.125  421,250

Cancelled     4.50-6.125 (41,250)     5.25        (10,000)  4.50         (15,000)

Exercised
              ----------  ------      ---------    -------  ----------   -------
Outstanding,
 end of year $3.125-6.125 647,500    $4.50-6.125   668,750  $4.50-6.125   678,750

             ===========  =======     ==========   =======   ==========   =======

Eligible for
 exercise
 currently   $4.50-6.125  301,500    $4.50-6.125   273,000  $4.50-4.95    53,000
              ==========  =======     ==========   =======   ==========    =======


                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996


4. Shareholders' Equity (cont'd)

     The table below presents option information for the 1995
Plan:

                                  Year Ended
                                Sept. 30, 1996
                             Price range    Shares
                             -----------    ------
    Outstanding,
     beginning of
     year                                      -

    Options granted           $3.00          10,000

    Cancelled

    Exercised
                               -----         ------
    Outstanding,
     end of year              $3.00          10,000
                               =====         ======
    Eligible for
     exercise
     currently                                 -
                               =====         ======

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996

5. Income Taxes
                           1996            1995         1994
                           ----            ----         ----
(Benefit)/Expense

Federal:
  Current                $(697,252)    $ (73,837)     $2,395,908
  Deferred                (421,047)     (503,308)         45,400
State:
  Current                     -             --           482,941
  Deferred                (278,654)      (62,207)         12,410
                           -------       -------       ---------
                       $(1,396,953)   $ (639,352)     $2,936,659
                         =========       =======       =========


     Reconciliations of the statutory federal income tax rate of 34% to the effective tax rates are as follows:

                             1996          1995           1994
                             ----          ----           ----
Statutory tax rate          (34.00%)       (34.00%)        34.00%
State income taxes, net
  of federal tax (benefit)
  expense                    (6.00)         (3.63)          4.45
Increase in valuation
  allowance                  18.5%
Other                          .7%
                             -----          -----          -----
Effective tax rate          (20.80%)       (37.63%)        38.45%
                             =====          ======         =====







                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996
5. Income Taxes (cont'd)

    Significant components of the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows:

                                               September 30,
                                         1996               1995
                                         ----               ----
Current deferred tax liability:
  State taxes on deferred
   federal items                         $(224,935)           -
                                          --------         ------
Current deferred tax assets:
  Bad debts                                231,392         26,719
  Inventory reserve                        595,980        520,453
  Reserve for returns and                  369,017        259,886
   allowances
  Unicap                                    33,110         34,200
  Reserve for restructuring                129,000
  Other                                                     8,687

  Total current deferred                  ---------       -------
   tax assets                             1,358,499       849,945

Valuation allowance on current
  deferred tax assets                     (514,635)
                                           -------        -------
                                            843,864       849,945
                                           -------        -------
  Net current deferred tax assets           618,929       849,945
                                           ========       =======
Long-term deferred tax liabilities:
  Depreciation                             (888,450)    (765,132)
                                            -------      --------
Long-term deferred tax assets:
  Reserve for litigation                  1,720,000       140,600
  State net operating loss
   carryforwards                            203,191
                                           --------       -------
Total long-term deferred
  tax assets                              1,923,191       140,600

Valuation allowance on
  long-term deferred
  tax assets                              (728,556)
                                          --------        -------
                                          1,194,635       140,600
                                          ---------       -------
  Net long-term deferred tax
   assets (liabilities)                    $306,185    $(624,532)
                                          =========     =========

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996



5. Income Taxes (cont'd)


     The Company has generated state net operating loss carryforwards of $2,588,246, which expire in varying amounts beginning on September 30, 2001.

     The Company has recorded a valuation allowance of $1,243,191 against deferred tax assets due to the uncertainty of its ability to recognize a full tax benefit for future payments against the litigation reserve and its ability to fully utilize the state net operating loss carryforwards.

6.  Commitments and Contingencies


Letters of Credit

   The Company was contingently liable for outstanding letters of credit of $2,385,466 at September 30, 1996.

Leases

   Rent expense for the years ended September 30, 1996, 1995 and 1994 amounted to $480,563, $487,959 and $435,742, respectively.

   In May 1990, the Company entered into a 60 month lease for manufacturing space. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains options to renew for two 60 month periods. In March 1993, the Company exercised its first option and extended the lease for an additional 60 months.

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

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996


6. Commitments and Contingencies (cont'd)

     Future minimum rental payments under operating leases are as follows:

     1997               $  739,151
     1998                  658,302
     1999                  614,416
     2000                  556,624
     Thereafter             36,000
                         ---------
                        $2,604,493
                        ==========

7. Paradise Settlement

   In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $500,000 in December 1996 and $100,000 of the minimum royalty in January 1997.

8.  Major Customer and Concentration of Credit Risk

     For the years ended September 30, 1996, 1995 and 1994, the Company had one customer who accounted for 11%, 9% and 23%, respectively, of net sales. Concentration of credit risk with respect to trade receivables is generally limited due to the Company's use of credit limits, credit insurance and ongoing credit evaluations and account monitoring procedures.

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996


9.  401(k) Plan

   The Company adopted a defined contribution 401(k) plan effective April 1, 1993, covering substantially all employees not covered under a collective bargaining agreement. The plan provides employees an opportunity to make pre-tax payroll contributions to the plan. During 1995 and 1994 the Company did not make contributions to the plan. The plan was amended on April 1, 1996 to incorporate an employer discretionary match of 1/3 of the first 6% of employee contributions. In 1996, the Company contributed $16,941.

10.  Accrued Expenses
                                          September 30,
                                       1996         1995
                                       ----         ----
Accrued returns and advertising
  rebates                           $  1,552,204     2,062,948
Accrued legal/consulting fees            579,550
Accrued royalties                        776,132       203,038
Other accrued expenses                   919,244       747,739
                                       ---------     ---------
                                      $3,827,130    $3,013,725
                                       =========     =========


11.  New authoritative accounting pronouncements:

     The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 will take effect for transactions entered into during the fiscal year beginning October 1, 1996; with respect to disclosures required for entities that elect to continue to measure compensation cost using prior permitted accounting method, such disclosures must included the effects of all awards granted in the fiscal year beginning October 1, 1995. The Company's election under FAS
123 has not been determined and the effect of adoption of FAS 123 on the Company's financial statements has not been determined.

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996


12.  Unaudited Summarized Quarterly Information

   Unaudited summarized quarterly financial information for the years ended September 30, 1996 and 1995 are as follows:

                    (000's except for per share information)

                                     Three Months Ended
                     December      March        June    September
                     31, 1995      31, 1996    30, 1996   30, 1996(a)
                     --------      --------    -------- ---------
Net sales            $11,892       $10,410     $21,976    $17,401
Gross profit           4,236         3,458       6,994      3,961
Net income/(loss)        130          (703)        617    (5,361)
Earnings (loss)
 per common share        .01          (.07)        .06      (.51)


                     December      March        June    September
                     31, 1994      31, 1995    30, 1995   30, 1995(a)
                     --------      --------    -------- ---------
Net sales            $ 9,644       $12,249      $20,013   $12,986
Gross profit           3,436         4,295        6,805     1,268
Net income/(loss)        283           375          910    (2,626)
Earnings (loss)
  per common share       .03           .04          .09     (.25)



(a) Fourth quarter of Fiscal 1995 results reflect various advertising and volume rebate activity which is not earned by customers until the end of the fiscal year. In addition, the Company reviewed its product line and decided to increase its reserve for slow-moving inventory by $1.3 million, its Cosmetics Division incurred a loss and certain unfavorable domestic manufacturing variances were incurred. In the fourth quarter of Fiscal 1996, the Company settled the Paradise litigation (Note 7).

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1996



13.    Loss on Mexican Affiliate

   In 1992, the Company began an affiliation with a Mexican distributor to sell its products in Mexico. As a result of the Pesos devaluation and the eventual termination of the relationship in Fiscal 1995, the Company incurred a loss of $407,000.

14.  Subsequent Event

   In December 1996 and January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The Company received net proceeds of $975,000 from the Private Offering. Officers and directors of the Company acquired 52.5% of the Units sold in the Private Offering and participated on the same terms as the other investors in the Private Offering. The terms of the Private Offering were established by a Special Committee of the Board of Directors who did not participate in the Private Offering. The Company was required by its banks (at that time) to raise funds in the Private Offering in order to fund the $500,000 payment referred to in Note 7 and to enable the Company to fund its requirements for capital expenditures.

                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended September 30, 1996, 1995 and 1994



Column A              Column B      Column C     Column D  Column E
--------              --------      --------     --------  --------
                                    Charged
                      Balance at    to Costs              Balance
                      Beginning     and                   End of
Description           of Period     Expenses Deductions(1)Period
-----------           ---------     -------- ------------ ------
Year ended September
 30, 1996
Allowance for doubtful
 accounts            $ 70,314      $  401,620 $ 69,421  $402,513
                      ========      ========== =======  ========
Allowance for slow
 moving items        $1,386,000         -          -  $1,386,000
                      =========     ========== ======= =========
Valuation allowance
 for deferred taxes  $    -        $1,243,191  $   -  $1,243,191
                      =========    ==========   ================
Year ended September
 30, 1995
Allowance for doubtful
 accounts            $   54,565    $   62,467  $ 46,718 $ 70,314
                      =========      ========   ======= =========
Allowance for slow
 moving items        $  100,000    $1,286,000          $1,386,000
                      =========     =========   ======= =========

Year ended September 30,
 1994
Allowance for doubtful
 accounts            $  300,768      $ 97,880   $344,083  $54,565
                      =========      ========    ======= =========

Allowance for slow
 moving items        $  100,000        -           -     $100,000
                      =========     =========    ======= =========


(1) Amount represents various accounts written off during the year, net of recoveries.

                                 EXHIBIT INDEX


Exhibit 10.6 Settlement Agreement dated December 9, 1996, among the Company, Leon Hayduchok, All-Mark Corporation,
               Inc., Paradise Creations, Inc. and Norman Melnick.

Exhibit 10.7   Loan and Security Agreement dated as of January
               13, 1997, among the Company, Pentech Cosmetics,
               Inc., Sawdust Pencil Co. and Bank America Business
               Credit, Inc.

Exhibit 10.8   Settlement Letter dated November 15, 1996 from
               Fisher-Price to the Company.

Exhibit 10.9 Settlement Agreement dated December 27, 1996, between the Company and Pentel Co., Ltd.

Exhibit 10.10  Form of Subscription Agreement connected with the
               Company's Private Offering Memorandum dated
               December 10, 1996.

Exhibit 10.11 Form of Registration Rights Agreement connected with the Company's Private Offering Memorandum dated December 10, 1996.

Exhibit 21     Subsidiaries of the Company.

Exhibit 23.1   Consent of Ernst & Young LLP.

                                EXHIBIT 10.6
                           SETTLEMENT AGREEMENT

     This agreement of settlement ("Agreement") is entered into by the undersigned parties on this 9th day of December, 1996.

                             R E C I T A L S :

            A. Pentech International, Inc. ("Pentech") commenced an action in the United States District Court for the Southern District of New York captioned Pentech International, Inc. v. Leon Hayduchok, All-Mark Corporation, Inc. and Paradise Creations, Inc. These defendants are hereafter collectively referred to as the "Paradise Defendants". The action was assigned Civil Action No. 87 Civ. 7223 (the "Action").

            B. In the Action, Pentech sued to invalidate a patent, U.S. Patent No. 4,681,471 (the "Patent") which is owned by the Paradise Defendants.

            C. The Paradise Defendants counterclaimed against Pentech and added Norman Melnick ("Melnick") as an additional defendant with respect to its counterclaims. In their counterclaims, the Paradise Defendants asserted that Pentech and Melnick infringed the Patent and that the Paradise Defendants were entitled to damages, ("the Royalty Fees") and attorney's fees.

            D. By an opinion and order, containing findings of fact and conclusions of law, dated November 12, 1990, the United States District Court (Judge Pierre N. Leval) rejected Pentech's claim that the Patent was invalid and found that liability existed for Pentech on the Paradise Defendants' counterclaims for patent infringement and that Royalty Fees were owed.

            E. On or about May 20, 1991, judgment was entered in favor of the Paradise Defendants declaring that the Patent was good and valid in law and that it had been infringed by Pentech.
The judgment reserved, for later disposition, all matters relating to Royalty Fees which were owed to the Paradise
Defendants.

            F. On or about September 18, 1996, following a trial before the United States District Court Judge Kevin T. Duffy on the issues reserved in the judgment of May 20, 1991, a judgment was entered against Pentech and in favor of the Paradise Defendants in the amount of $4,005,998. Judge Duffy also awarded the Paradise Defendants attorney's fees in an amount yet to be determined by the Court. (The May 20, 1991 and the September 18, 1996 judgments are hereafter collectively referred to as the "Judgments").

            G. The parties hereto have agreed to settle all remaining issues between them arising out of or in connection with the Patent and to satisfy and compromise the Judgments and to terminate the Action under the terms and conditions set forth below. Since entry of the September 18, 1996 Judgment, the parties have explored a resolution of all of the claims which were, or could have been, asserted in the Action. The parties have agreed to resolve all disputes between them and to provide compensation to the Paradise Defendants in respect of the Judgments on the conditions set forth below. By entering into this Agreement, the parties have agreed to forego their right to appeal the Judgments and Pentech acknowledges that it will no longer be able to seek a reduction of the amount of the Judgments and The Paradise Defendants acknowledge that they will no longer be able to seek an increase in the amount of the Royalty Fees awarded or a hearing on attorney's fees.

            NOW, THEREFORE the parties agree as follows:

            (1) Initial Payment. Provided that this Agreement is executed by the parties on or before December 9, 1996, Pentech shall, on or before December 31, 1996, pay the Paradise Defendants the sum of $500,000.00 (the "Initial Payment"). The Initial Payment shall be made by Pentech from funds obtained through the sale of Pentech's equity securities. The Initial Payment shall not, unless expressly consented to in writing by the Lenders (as hereafter defined) and by the Paradise Defendants, be made from funds internally generated by Pentech from its business operations or from the sale of its assets or from the business operations and/or assets of any of Pentech's wholly owned subsidiaries whether now existing or hereafter created.

            (2) Promissory Note. Simultaneously with the execution of this Agreement, Pentech shall deliver a promissory note (the "Note") substantially in the form annexed hereto as Exhibit "A".

            (3) Promissory Note: Mandatory Prepayments.

            (i) Pentech hereby represents that it has or will prior to January 15, 1997 file a corporate tax return or other filing which includes a request for refunds with the Internal Revenue Service for income tax refunds due with respect to the fiscal year ended September 30, 1996. Pentech anticipates that the amount of said refunds will exceed $400,000 (the "Tax Refunds"). Copies of the documents requesting a refund shall be provided to the Paradise Defendants promptly after submission to the Internal Revenue Service.

            (ii) Within 15 business days of the receipt of any Tax Refund, Pentech shall pay the Paradise Defendants an amount equal to the Tax Refund received up to an aggregate maximum of $400,000.00, which shall be in reduction of the principal amount due under the Note.

            (iii) As a result of the Judgments and/or this Agreement and the payments to be made and obligations incurred hereunder, Pentech will incur losses which it, to the best of its knowledge, believes will reduce or eliminate on a quarterly basis its obligation to pay income taxes otherwise due on a quarterly basis in fiscal year commencing October 1, 1996. Pentech shall pay the Paradise Defendants at the completion of each fiscal quarter an amount equal to the amount of the income taxes it otherwise would have paid had not the Judgments been entered and/or this Agreement executed (said amount hereafter referred to as the "Tax Benefit") within 15 business days of Pentech's final determination of the Tax Benefit. Such determination shall be made within 45 days of the end of each fiscal quarter. In the event that a dispute arises with respect to the amount of the Tax Benefit, a determination of said amount shall be made by the independent auditors and accountants retained by Pentech, whose determination shall be conclusive and binding on the parties.

            (4) License Agreement. Simultaneous with the execution of the Agreement, Pentech and Paradise Creations, Inc.
("Paradise") shall execute a license agreement, substantially in the form of Exhibit "B" hereto, for the Patent.

            (5) Consent Judgment. Simultaneous with the execution of the Agreement, Pentech shall deliver a Consent Order permitting the Paradise Defendants to enter a Judgment on Consent (the "Consent Judgment") to the Paradise Defendants, substantially in the form annexed hereto as Exhibit "C". The Consent Judgment shall be held in escrow by Stroock & Stroock & Lavan ("S&S&L"), counsel to the Paradise Defendants, and judgment shall not be entered thereon except upon the failure to make the Initial Payment, a default under this Agreement, or the Note or a failure by Pentech to pay the Annual License Fee Payment, as defined in the License, which default remains uncured for a period of 7 business days after delivery of a notice to Pentech that an event of default has occurred. Any notice of a default shall describe the event of default in sufficient detail so as to permit Pentech to take appropriate action to cure the default.

            (6) Security Agreement. Simultaneously with the execution of the Agreement, as security for Pentech's obligations under the Agreement, the Note and the License and to secure any judgment, should one be entered pursuant to the Consent Judgment, Pentech shall execute and deliver a Security Agreement (the "Security Agreement") substantially in the form annexed as Exhibit D.

            (7) Subordination Agreement.   Simultaneous with the
execution of the Agreement, the Paradise Defendants and the Lenders shall enter into an agreement (the "Subordination Agreement;" Exhibit E hereto) pursuant to which, inter alia, the liens granted to the Paradise Defendants pursuant to the Security Agreement shall be subordinate to the liens of the Lenders and any lenders who may replace the Lenders as Pentech's working capital lenders. In connection therewith, the Paradise Defendants agree to execute all documents and to take such actions, consistent with the provisions of the Subordination Agreement required by any replacement working capital lender as a condition to its replacing the Lenders.

            (8) Releases. Simultaneous with the execution of the Agreement, Pentech, Melnick and the Paradise Defendants shall deliver releases, in the forms annexed hereto as Exhibit "F", to
be held in escrow.   The releases signed by Pentech and Melnick
shall be delivered by Pentech and Melnick to be held in escrow by S&S&L who shall deliver the releases to the Paradise Defendants from escrow only upon, and when, S&S&L receives the Initial Payment. The releases signed by Paradise shall be delivered by the Paradise Defendants to be held in escrow by Angel & Frankel, P.C. ("A&F") who shall deliver the releases to Pentech only upon and when it receives notice from S&S&L that the Initial Payment has been made.

        (9) Satisfaction of Judgments. Simultaneous with the execution of the Agreement, the Paradise Defendants shall also deliver a Satisfaction of Judgment, substantially in the form of Exhibit "G" hereto, which shall be held in escrow by A&F, to be filed only when it receives notice from S&S&L that the Initial Payment has been made.

        (10) Stipulation of Discontinuance. Simultaneous with the execution of the Agreement, the parties shall execute a stipulation of discontinuance, substantially in the form of Exhibit "H" hereto, which shall be held in escrow by A&F to be filed only when it receives notice from S&S&L that S&S&L has received the Initial Payment.

            (11) Miscellaneous.

            (i) Bank Approval. Pentech warrants and represents that it has obtained the written consent of The Chase Manhattan Bank and The European American Bank, its current working capital lenders (the "Lenders"), to Pentech's entering into the Agreement, the exhibits annexed hereto and to the terms and conditions contained herein and therein.

            (ii) Notices. All notices required and permitted hereunder and under the exhibits annexed hereto shall be in writing and shall be deemed to have been given and received when delivered in person or transmitted by facsimile transmission addressed as follows (or to such other address as may subsequently be specified by the Notice):

            If to Pentech:

            Pentech International, Inc.
            195 Carter Drive
            Edison, NJ 08817
            Telephone: (908) 287-6640
            Facsimile: (908) 287-6610
            Attn:  Mr. John Linster

            With a copy to:

            Kalin & Banner
            757 Third Avenue
            New York, New York 10017
            Telephone: (212) 888-9010
            Facsimile: (212) 759-3234
            Attn: Richard Kalin, Esq.

            -and-

            Angel & Frankel
            460 Park Avenue
            New York, New York
            Telephone: (212) 752-8000
            Facsimile: (212) 752-8393
            Attn: Laurence May, Esq.


            If to the Paradise Defendants:

            Stroock & Stroock & Lavan
            7 Hanover Square
            New York, New York  10004
            Telephone: (212) 806-6663
            Facsimile: (212) 806-6006
            Attn: Steven B. Pokotilow, Esq.

            With a copy to:

            Paradise Creations, Inc.
            23123 State Road 7
            Boca Raton, Florida  33428
            Telephone: (561) 483-9091
            Facsimile: (561) 479-0868

            (iii) Amendments and Modification. This Agreement may not be amended, modified or supplemented except by written agreement signed by Pentech and the Paradise Defendants.

            (iv) Parties In Interest. This Agreement shall be binding upon and inure solely to the benefit of each party hereto and nothing in this Agreement express or implied, is intended to confer upon any other person any right or remedies of any nature whatsoever under or by reason of this Agreement.

            (v) Entire Agreement. This Agreement, including the exhibits annexed hereto, embodies the entire agreement and understanding between the parties hereto with respect to the subject matter hereof. This Agreement and the exhibits hereto are intended to be one and to the extent there are any discrepancies or inconsistencies between the Agreement and an exhibit, the provisions of the exhibit shall control.

            (vi) Waivers. No provisions of this Agreement shall be waived, altered or amended except in writing signed by the party against whom such waiver, alteration or amendment is asserted. Any such waiver shall be limited to the particular instance in the particular time when and for which it is given.

            (vii) Failure To Make Initial Payment. In the event Pentech fails to make the Initial Payment when due then the Paradise Defendants may, at their option, declare this Agreement to be null and void and of no force and effect. In such event all documents delivered into escrow and intended to be released upon delivery of the Initial Payment shall, upon delivery of a notice from the Paradise Defendants to Pentech and its attorneys, be destroyed.

            (viii) Choice of Law. The parties hereto acknowledge, consent and agree that this Agreement and the exhibits thereto shall be governed by the laws of the State of New York and interpreted and construed in accordance with such laws except to the extent superseded by applicable federal law and the United States District Court for the Southern District of New York and any court of competent jurisdiction in the State of New York shall have jurisdiction in any proceeding instituted to enforce this Settlement Agreement and any objections to venue are hereby waived.

            (ix) Subordination. In the event of any conflict between (x) the terms of this Agreement or any other agreement or document between and among Pentech and the Paradise Defendants executed or delivered pursuant to, or in conjunction with, this Agreement (including the license agreement referred to in paragraph 4 hereof) and (y) the terms of the Subordination Agreement, the terms of the Subordination Agreement shall prevail.

            IN WITNESS WHEREOF each of the parties to this Agreement has caused this Agreement to be duly executed as of the date above written.

                     PENTECH INTERNATIONAL, INC.

                     By:s/John W. Linster


                     Name:  s/John W. Linster
                     Title:    President, CEO

                     LEON HAYDUCHOK

                     s/Leon Hayduchok


                     Steven B. Pokatilow,  Attorney-in-fact

                     ALL-MARK CORPORATION, INC.

                     Leon Hayduchok, by
                     By: Steven B. Pokatilow, Attorney-in-fact

                     ____________________________
                     Name:  Leon Hayduchok
                     Title:  President

                     PARADISE CREATIONS, INC.

                     By: s/Ira Hochroth


                     Name:  s/Ira Hochroth
                     Title: Vice President

                     NORMAN MELNICK: [with respect to paragraph 7
                            only]
                     s/Norman Melnick

                            EXHIBIT 10.7





                        LOAN AND SECURITY AGREEMENT

                       Dated as of January 13, 1997

                                   Among

                     BANKAMERICA BUSINESS CREDIT, INC.

                               as the Lender

                                    and

                       PENTECH INTERNATIONAL, INC.,
                       PENTECH COSMETICS, INC., and
                            SAWDUST PENCIL CO.

                               as Borrowers

                             TABLE OF CONTENTS

INTERPRETATION OF THIS AGREEMENT . . . . . . . . . . . . . .  1
     1.1  Definitions. . . . . . . . . . . . . . . . . . . .  1
     1.2  Accounting Terms . . . . . . . . . . . . . . . . . 24
     1.3  Other Terms. . . . . . . . . . . . . . . . . . . . 24

LOANS AND LETTERS OF CREDIT. . . . . . . . . . . . . . . . . 25
     2.1 Total Facility. . . . . . . . . . . . . . . . . . . 25
     2.2 Revolving Loans . . . . . . . . . . . . . . . . . . 26
     2.3 Letters of Credit . . . . . . . . . . . . . . . . . 28
     2.4 Automated Clearing House Transfers and Overdrafts . 34

INTEREST AND OTHER CHARGES . . . . . . . . . . . . . . . . . 34
     3.1 Interest. . . . . . . . . . . . . . . . . . . . . . 34
     3.2 Conversion and Continuation Elections . . . . . . . 36
     3.3 Maximum Interest Rate . . . . . . . . . . . . . . . 37
     3.4 Facility Fee. . . . . . . . . . . . . . . . . . . . 37
     3.5 Letter of Credit Fee. . . . . . . . . . . . . . . . 38

PAYMENTS AND PREPAYMENTS . . . . . . . . . . . . . . . . . . 38
     4.1 Revolving Loans . . . . . . . . . . . . . . . . . . 38
     4.2 Place and Form of Payments; Extension of Time . . . 38
     4.3 Application and Reversal of Payments. . . . . . . . 38
     4.4 INDEMNITY FOR RETURNED PAYMENTS . . . . . . . . . . 39

LENDER'S BOOKS AND RECORDS; MONTHLY STATEMENTS . . . . . . . 39

TAXES, YIELD PROTECTION AND ILLEGALITY . . . . . . . . . . . 40
     6.1  Taxes. . . . . . . . . . . . . . . . . . . . . . . 40
     6.2  Illegality . . . . . . . . . . . . . . . . . . . . 41
     6.3  Increased Costs and Reduction of Return. . . . . . 41
     6.4  Funding Losses . . . . . . . . . . . . . . . . . . 42
     6.5  Inability to Determine Rates . . . . . . . . . . . 42
     6.6  Survival . . . . . . . . . . . . . . . . . . . . . 42

COLLATERAL . . . . . . . . . . . . . . . . . . . . . . . . . 43
     7.1 Grant of Security Interest. . . . . . . . . . . . . 43
     7.2 Perfection and Protection of Security Interest. . . 43
     7.3 Location of Collateral. . . . . . . . . . . . . . . 44
     7.4 Title to, Liens on, and Sale and Use of Collateral. 45
     7.5 Appraisals. . . . . . . . . . . . . . . . . . . . . 45
     7.6 Access and Examination. . . . . . . . . . . . . . . 45
     7.7 Insurance . . . . . . . . . . . . . . . . . . . . . 46
     7.8 Collateral Reporting. . . . . . . . . . . . . . . . 47
     7.9 Accounts. . . . . . . . . . . . . . . . . . . . . . 47
     7.10 Collection of Accounts; Payments . . . . . . . . . 49
     7.11 Inventory. . . . . . . . . . . . . . . . . . . . . 50
     7.12 Equipment. . . . . . . . . . . . . . . . . . . . . 50
     7.13 Licenses; Settlement Documents; Assigned Contracts 51
     7.14 Documents, Instruments, and Chattel Paper. . . . . 52
     7.15 Right to Cure. . . . . . . . . . . . . . . . . . . 53
     7.16 Power of Attorney. . . . . . . . . . . . . . . . . 53
     7.17 Lender's Rights, Duties, and Liabilities . . . . . 53

BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES. . . . . . 54
     8.1 Books and Records . . . . . . . . . . . . . . . . . 54
     8.2 Financial Information . . . . . . . . . . . . . . . 54
     8.3 Notices to Lender . . . . . . . . . . . . . . . . . 57

GENERAL WARRANTIES AND REPRESENTATIONS . . . . . . . . . . . 58
     9.1  Authorization, Validity, and Enforceability of this
          Agreement and the Loan Documents . . . . . . . . . 59
     9.2 Validity and Priority of Security Interest. . . . . 59
     9.3  Organization and Qualification . . . . . . . . . . 59
     9.4 Corporate Name; Prior Transactions. . . . . . . . . 60
     9.5 Subsidiaries and Affiliates . . . . . . . . . . . . 60
     9.6 Financial Statements and Projections. . . . . . . . 60
     9.7 Capitalization. . . . . . . . . . . . . . . . . . . 60
     9.8 Solvency. . . . . . . . . . . . . . . . . . . . . . 61
     9.9 Debt. . . . . . . . . . . . . . . . . . . . . . . . 61
     9.10 Distributions. . . . . . . . . . . . . . . . . . . 61
     9.11 Title to Property. . . . . . . . . . . . . . . . . 61
     9.12 Adequate Assets. . . . . . . . . . . . . . . . . . 61
     9.13 Real Property; Leases. . . . . . . . . . . . . . . 61
     9.14 Proprietary Rights . . . . . . . . . . . . . . . . 61
     9.15 Trade Names and Terms of Sale. . . . . . . . . . . 62
     9.16 Litigation; Certain Settlement Agreement Matters . 62
     9.17 Restrictive Agreements . . . . . . . . . . . . . . 62
     9.18 Labor Disputes . . . . . . . . . . . . . . . . . . 62
     9.19 Environmental Laws . . . . . . . . . . . . . . . . 63
     9.20 No Violation of Law. . . . . . . . . . . . . . . . 64
     9.21 Settlement Documents and Other Material Contracts. 64
     9.22 ERISA Compliance . . . . . . . . . . . . . . . . . 65
     9.23 Taxes. . . . . . . . . . . . . . . . . . . . . . . 65
     9.24 Use of Proceeds. . . . . . . . . . . . . . . . . . 66
     9.25 Private Offerings. . . . . . . . . . . . . . . . . 66
     9.26 Broker's Fees. . . . . . . . . . . . . . . . . . . 66
     9.27 No Material Adverse Change . . . . . . . . . . . . 66
     9.28 Disclosure . . . . . . . . . . . . . . . . . . . . 66

AFFIRMATIVE AND NEGATIVE COVENANTS . . . . . . . . . . . . . 66
     10.1 Taxes and Other Obligations. . . . . . . . . . . . 67
     10.2 Corporate Existence and Good Standing. . . . . . . 67
     10.3 Compliance with Law and Agreements . . . . . . . . 67
     10.4 Maintenance of Property and Insurance. . . . . . . 67
     10.5 Environmental Laws . . . . . . . . . . . . . . . . 68
     10.6 ERISA. . . . . . . . . . . . . . . . . . . . . . . 68
     10.7 Mergers, Consolidations, Acquisitions, or Sales. . 68
     10.8 Distributions; Capital Changes . . . . . . . . . . 68
     10.9 Transactions Affecting Collateral or Obligations . 68
     10.10 Guaranties. . . . . . . . . . . . . . . . . . . . 68
     10.11 Debt. . . . . . . . . . . . . . . . . . . . . . . 69
     10.12 Prepayment. . . . . . . . . . . . . . . . . . . . 69
     10.13 Transactions with Affiliates. . . . . . . . . . . 69
     10.14 Business Conducted. . . . . . . . . . . . . . . . 69
     10.15 Liens . . . . . . . . . . . . . . . . . . . . . . 69
     10.16 Sale and Leaseback Transactions . . . . . . . . . 70
     10.17 New Subsidiaries. . . . . . . . . . . . . . . . . 70
     10.18 Restricted Investments. . . . . . . . . . . . . . 70
     10.19 Capital Expenditures. . . . . . . . . . . . . . . 70
     10.20 Operating Lease Obligations . . . . . . . . . . . 70
     10.21 Minimum Interest Coverage . . . . . . . . . . . . 70
     10.22 Adjusted Tangible Net Worth . . . . . . . . . . . 71
     10.23 Landlord Waivers; Credit Insurance; etc . . . . . 71
     10.24 Further Assurances. . . . . . . . . . . . . . . . 71

CLOSING; CONDITIONS TO CLOSING . . . . . . . . . . . . . . . 72
     11.1 Conditions Precedent to Making of Loans and Issuance of
          Letters of Credit on the Closing Date. . . . . . . 72
     11.2 Conditions Precedent to Each Loan. . . . . . . . . 74

DEFAULT. . . . . . . . . . . . . . . . . . . . . . . . . . . 74
     12.1 Events of Default. . . . . . . . . . . . . . . . . 74

REMEDIES . . . . . . . . . . . . . . . . . . . . . . . . . . 77

TERM AND TERMINATION . . . . . . . . . . . . . . . . . . . . 78

MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . . 79
     15.1 Cumulative Remedies; No Prior Recourse to Collateral79
     15.2 No Implied Waivers . . . . . . . . . . . . . . . . 79
     15.3 Severability . . . . . . . . . . . . . . . . . . . 79
     15.4 Governing Law; Choice of Forum; Service of Process;
Jury
          Trial Waiver; Waivers. . . . . . . . . . . . . . . 79
     15.5 Survival of Representations and Warranties . . . . 81
     15.6 Other Security and Guaranties. . . . . . . . . . . 81
     15.7 Fees and Expenses. . . . . . . . . . . . . . . . . 81
     15.8 Notices. . . . . . . . . . . . . . . . . . . . . . 82
     15.9 Indemnification. . . . . . . . . . . . . . . . . . 83
     15.10 Waiver of Notices . . . . . . . . . . . . . . . . 84
     15.11 Binding Effect; Assignment. . . . . . . . . . . . 84
     15.12 Modification. . . . . . . . . . . . . . . . .   . 84
     15.13 Counterparts. . . . . . . . . . . . . . . . . . . 84
     15.14 Captions. . . . . . . . . . . . . . . . . . . . . 84
     15.15 Right of Set-Off. . . . . . . . . . . . . . . . . 85
     15.16 Participating Lender's Security Interests . . . . 85
     15.17 Joint and Several Liability . . . . . . . . . . . 85

          LOAN AND SECURITY AGREEMENT (this "Agreement"), dated as of January 13, 1997, by and among BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation, with offices at 40 East 52nd Street, New York, New York 10022 (the "Lender"); PENTECH INTERNATIONAL, INC., a Delaware corporation with chief executive offices at 195 Carter Drive, Edison, New Jersey 08817 ("Pentech"); PENTECH COSMETICS, INC., a Delaware corporation with chief executive offices at 195 Carter Drive, Edison, New Jersey 08817 ("Cosmetics"); and SAWDUST PENCIL CO., a Delaware corporation with chief executive offices at 195 Carter Drive, Edison, New Jersey 08817 ("Sawdust") (Pentech, Cosmetics and Sawdust, individually, a "Borrower", and collectively, the "Borrowers").

                            W I T N E S S E T H

          WHEREAS, the Borrowers have requested that the Lender make available to them a revolving line of credit for loans and letters of credit in an amount not to exceed $30,000,000, which extensions of credit the Borrowers will use to refinance certain existing debt and for their ongoing working capital needs;

          NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt of which is hereby acknowledged, the Borrowers and the Lender hereby agree as follows:


1.        INTERPRETATION OF THIS AGREEMENT.

          1.1  Definitions.  As used herein:

          "Account" means each Borrower's right to payment for a sale or lease and delivery of goods or rendition of services.

          "Account Debtor" means each Person obligated in any way on or in connection with an Account.

          "ACH Settlement Risk Reserve" means any and all reserves which the Lender from time to time establishes, in its sole discretion, with respect to ACH Transactions.

          "ACH Transactions" means all debts, liabilities, and obligations now or hereafter owing from any Borrower to the Bank arising from or related to the automatic clearing house transfer of funds by the Bank for the account of such Borrower pursuant to agreement or overdrafts.

          "Affiliate" means: (a) a Person which, directly or indirectly, controls, is controlled by or is under common control with, any Borrower; (b) a Person which beneficially owns or holds, directly or indirectly, five percent or more of any class of voting stock of any Borrower; or (c) a Person in which five percent of any class of the voting stock is beneficially owned or held, directly or indirectly, by any Borrower. The term control (including the terms "controlled by" and "under common control with"), means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of the Person in question.

          "Agreement" means this Loan and Security Agreement, as the same may be amended, supplemented or otherwise modified from time to time in accordance with the terms hereof.

          "Aggregate Availability" means, at any time of determination, (a) the Aggregate Maximum Revolver Amount minus
(b) the sum of (i) the unpaid principal balance of Revolving Loans outstanding to all Borrowers and (ii) the aggregate undrawn face amount of all outstanding Letters of Credit which the Lender has caused to be issued or obtained for the account of all Borrowers.

          "Aggregate Maximum Revolver Amount" means, at any time, an amount representing the aggregate amount of the Maximum Revolver Amounts with respect to all Borrowers at such time; provided, however, that the aggregate amount of all Loans outstanding at any one such time shall not exceed an amount equal to ninety percent (90%) of the Net Amount of all Eligible Accounts plus seventy-five percent (75%) of the value of all Eligible Inventory; and provided further, however, that at all times the Aggregate Maximum Revolver Amount shall be reduced (without duplication) by the sum of:

               (A)  reserves for accrued interest on the
Revolving Loans;

               (B)  the Environmental Compliance Reserve;

               (C)  the ACH Settlement Risk Reserve;

               (D)  the Royalty Reserve; and

               (E) all other reserves which the Lender in its reasonable discretion deems necessary or desirable to maintain with respect to any Borrower's account, including, without limitation, any amounts which the Lender may be obligated to pay in the future for the account of any Borrower.

The Lender agrees to give the Borrowers at least three Business Days' notice prior to reducing any of the advance rates set forth above, but the failure to give such notice shall not affect the Lender's right to make such reduction or the validity thereof.

          "Allowable Seasonal Overadvance" means, at any time during each of the Fiscal Years ending September 30, 1997 and September 30, 1998 and prior to the Overadvance Repayment Date in such Fiscal Year, the Seasonal Overadvance Limit for such Fiscal Year, less any outstanding Seasonal Overadvances already made in such Fiscal Year.

          "Anniversary Date" means each anniversary of the Closing Date.

          "Assigned Contracts" means, collectively and to the maximum extent assignment thereof is permitted, all of the Borrower's rights and remedies under, and all moneys and claims for money due or to become due to the Borrower under the License Agreements, the Settlement Documents, any other material contracts and any and all amendments, supplements, extensions, and renewals thereof including, without limitation, all rights and claims of the Borrower now or hereafter existing:
(a) under any insurance, indemnities, warranties, and guarantees provided for or arising out of or in connection with the foregoing agreements; (b) for any damages arising out of or for breach or default under or in connection with the foregoing agreements; (c) to all other amounts from time to time paid or payable under or in connection with the foregoing agreements; or
(d) to exercise or enforce any and all covenants, remedies, powers and privileges thereunder.

          "Availability" means, at any time of determination, with respect to any Borrower, (a) the Maximum Revolver Amount for such Borrower minus (b) the sum of (i) the unpaid principal balance of Revolving Loans outstanding to such Borrower and (ii) the aggregate undrawn face amount of all outstanding Letters of Credit which the Lender has caused to be issued or obtained for such Borrower's account.

          "Bank" means Bank of America National Trust and Savings
Association in San Francisco, California.

          "Bankruptcy Code" means Title 11 of the United States
Code (11 U.S.C. sec. 101 et seq.).

          "Borrowing" means a borrowing hereunder consisting of Revolving Loans by the Lender to any Borrower.

          "Business Day" means (a) any day that is not a Saturday, Sunday, or a day on which banks in San Francisco, California or New York, New York are required or permitted to be closed, and (b) with respect to all notices, determinations, fundings and payments in connection with the LIBOR Rate or LIBOR Rate Loans, any day that is a Business Day pursuant to clause (a) above and that is also a day on which trading is carried on by and between banks in the London interbank market.

          "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Public
Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

          "Capital Expenditures" means all payments due (whether or not paid) from Pentech and its Subsidiaries during a Fiscal Year in respect of the cost of any fixed asset or improvement, or replacement, substitution, or addition thereto, which has a useful life of more than one year, including, without limitation, those arising in connection with the direct or indirect acquisition of such assets by way of increased product or service charges or offset items or in connection with Capital Leases.

          "Capital Lease" means any lease of Property by any Borrower that, in accordance with GAAP, should be reflected as a liability on the consolidated balance sheet of Pentech and its Subsidiaries.

          "Closing Date" means the date of this Agreement.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Collateral" has the meaning given to such term in
Section 7.1.

          "Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, asbestos in any form or condition, polychlorinated biphenyls ("PCBs"), or other substance or material, the handling, release, or possession of which is regulated to protect health, safety, or environment, or any constituent of any such substance or waste.

          "Cosmetics" has the meaning given to such term in the Preamble.

          "Debit Memo Accrual Reserve" means any and all reserves which the Lender from time to time establishes, in its sole discretion, with respect to the Borrowers' actual or anticipated debit memoranda to Account Debtors.

          "Debt" means all liabilities, obligations and indebtedness of any Borrower to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise, and including, without in any way limiting the generality of the foregoing:

(a) such Borrower's liabilities and obligations to trade creditors; (b) all Obligations; (c) all obligations and liabilities of any Person secured by any Lien on such Borrower's Property, even though such Borrower shall not have assumed or become liable for the payment thereof; provided, however, that all such obligations and liabilities which are limited in recourse to such Property shall be included in Debt only to the extent of the book value of such Property as would be shown on a balance sheet of such Borrower prepared in accordance with GAAP;
(d) all obligations or liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to Property used or acquired by such Borrower, even if the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such Property; provided, however, that all such obligations and liabilities which are limited in recourse to such Property shall be included in Debt only to the extent of the book value of such Property as would be shown on a balance sheet of such Borrower prepared in accordance with GAAP; (e) all accrued pension fund and other employee benefit plan obligations and liabilities; (f) all obligations and liabilities under Guaranties; and (g) deferred taxes.

          "Default" means any event or condition which, with notice, the passage of time, the happening of any other condition or event, or any combination thereof, would constitute an Event of Default.

          "Distribution" means, in respect of any corporation:
(a) the payment or making of any dividend or other distribution of Property in respect of capital stock of such corporation, other than distributions in capital stock of the same class; or
(b) the redemption or other acquisition of any capital stock of such corporation.

          "DOL" means the United States Department of Labor or any successor department or agency.

          "EBITDA" means the consolidated net income of Pentech and its Subsidiaries (determined in accordance with GAAP) plus (to the extent deducted in computing such consolidated net income) the sum of income tax expense, interest expense, depreciation and amortization expense, and any non-cash charges or non-cash losses, minus (to the extent added in computing consolidated net income) any interest income and any non-cash gains.

          "Eligible Accounts" means, with respect to any Borrower, those Accounts of such Borrower which are not ineligible as the basis for Revolving Loans (as reduced by the Debit Memo Accrual Reserve), based on the following criteria and on such other criteria as the Lender may from time to time establish in its reasonable commercial discretion. Without intending to limit the Lender's discretion to establish other criteria of eligibility, Eligible Accounts shall not include any
Account:


(a) with respect to which more than 150 days have elapsed since the date of the original invoice therefor or if it is more than 60 days past due;

               (b) with respect to which any of the
representations, warranties, covenants, and agreements contained in this Agreement are not or have ceased to be complete and correct or have been breached;

               (c) with respect to which, in whole or in part, a check, promissory note, draft, trade acceptance or other instrument for the payment of money has been received, presented for payment and returned uncollected for any reason;

               (d) which represents a progress billing (as hereinafter defined) or as to which such Borrower has extended the time for payment without the consent of the Lender; for the purposes hereof, "progress billing" means any invoice for goods sold or leased or services rendered under a contract or agreement pursuant to which the Account Debtor's obligation to pay such invoice is conditioned upon such Borrower's completion of any further performance under the contract or agreement;

               (e) as to which any one or more of the following events has occurred with respect to the Account Debtor on such
Account: death or judicial declaration of incompetency of an Account Debtor who is an individual; the filing by or against the Account Debtor of a request or petition for liquidation, reorganization, arrangement, adjustment of debts, adjudication as a bankrupt, winding-up, or other relief under the bankruptcy, insolvency, or similar laws of the United States, any state or territory thereof, or any foreign jurisdiction, now or hereafter in effect; the making of any general assignment by the Account Debtor for the benefit of creditors; the appointment of a receiver or trustee for the Account Debtor or for any of the assets of the Account Debtor, including, without limitation, the appointment of or taking possession by a "custodian," as defined in the Bankruptcy Code; the institution by or against the Account Debtor of any other type of insolvency proceeding (under the bankruptcy laws of the United States or otherwise) or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of affairs of, the Account Debtor; the sale, assignment, or transfer of all or substantially all of the assets of the Account Debtor; the nonpayment generally by the Account Debtor of its debts as they become due; or the cessation of the business of the Account Debtor as a going concern;

               (f) owed by an Account Debtor if the aggregate dollar amount of all Accounts owed by such Account Debtor exceeds a credit limit determined by Lender in its sole discretion, but only to the extent such Accounts exceed such limit;

               (g) owed by an Account Debtor which: (i) does not maintain its chief executive office in the United States, Canada or Puerto Rico; or (ii) is not organized under the laws of the United States or any state thereof, Canada or any Province thereof or Puerto Rico; or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof; except (x) for Accounts with respect to which the Account Debtor is a Subsidiary of one of the entities listed on
Schedule 1.1 and the aggregate dollar amount of all Accounts owed by such Account Debtors does not exceed $500,000, or (y) to the extent that such Account is secured or payable by a letter of credit acceptable to Lender;

               (h) owed by an Account Debtor which is an Affiliate or employee of such Borrower;

               (i) except as provided in (g) above and (k) below, as to which either the perfection, enforceability, or validity of the Security Interest in such Account, or the Lender's right or ability to obtain direct payment to the Lender of the Proceeds of such Account, is governed by any federal, state, or local statutory requirements other than those of the UCC;

               (j) which is owed by an Account Debtor to which such Borrower is indebted in any way, or which is subject to any right of setoff or recoupment by the Account Debtor, unless the Account Debtor has entered into an agreement acceptable to the Lender to waive setoff and recoupment rights; or if the Account Debtor thereon has disputed liability or made any claim with respect to any other Account due from such Account Debtor; but in each such case only to the extent of such indebtedness, setoff, recoupment, dispute, or claim;

               (k) which is owed by the government of the United States of America, or any department, agency, public corporation, or other instrumentality thereof, unless the Federal Assignment of Claims Act of 1940, as amended, and any other steps necessary to perfect the Security Interest and protect the Lender's rights therein, have been complied with to the Lender's satisfaction with respect to such Account;

               (l) which is owed by any state, municipality, or other political subdivision of the United States of America, or any department, agency, public corporation, or other instrumentality thereof and as to which the Lender determines that its Security Interest therein is not or cannot be perfected;

               (m) which arises out of a sale to an Account
Debtor on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis;

               (n) which is evidenced by a promissory note or other instrument or by chattel paper;

               (o) if fifty percent (50%) or more of the aggregate dollar amount of outstanding Accounts owed at such time by the Account Debtor thereon is classified as ineligible under the other criteria set forth herein;

               (p) with respect to which the Account Debtor is located in any state requiring the filing of a "Notice of Business Activities Report" or similar report in order to permit the Borrower to seek judicial enforcement in such state of payment of such Account, unless such Borrower has qualified to do business in such state or has filed a "Notice of Business Activities Report" or equivalent report for the then current year; or

               (q) which arises out of a sale not made in the ordinary course of such Borrower's business;

               (r) with respect to which the goods giving rise to such Account have not been shipped and delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by such Borrower, and, if applicable, accepted by the Account Debtor, or the Account debtor revokes its acceptance of such goods or services;

               (s) which is not subject to a first priority and perfected security interest in favor of the Lender.

               (t) if Lender believes in its reasonable credit judgment that the prospect of collection of such Account is impaired or that the Account may not be paid by reason of the Account Debtor's financial inability to pay; or

               (u) which is owed by an Account Debtor which the Lender, in its reasonable credit judgment, otherwise deems to be uncreditworthy.

     If any Account at any time ceases to be an Eligible Account by reason of any of the foregoing exclusions or any failure to meet any other eligibility criteria established by the Lender in the exercise of its reasonable discretion, then such Account shall promptly be excluded from the calculation of Eligible Accounts.

          "Eligible Inventory" means, with respect to any Borrower, Inventory of such Borrower, calculated at the lower of cost (on a first-in, first-out basis) or market value, that constitutes raw materials or first quality finished goods and that: (a) is not, in the Lender's reasonable opinion, slow moving, obsolete or unmerchantable; (b) is located at Premises owned or leased by such Borrower or on Premises otherwise reasonably acceptable to the Lender, provided, however, that, commencing 90 days after the Closing Date, Inventory located on Premises leased to such Borrower shall not be Eligible Inventory unless such Borrower shall have delivered to the Lender a written waiver, duly executed on behalf of the appropriate landlord and in form and substance acceptable to the Lender, of all Liens which the landlord for such Premises may be entitled to assert against such Eligible Inventory; (c) is subject to the Lender's first priority perfected security interest; (d) is not work-in-process, spare parts, packaging and shipping materials, supplies, bill-and-hold Inventory, returned or defective Inventory, or Inventory delivered to any Borrower on consignment; and (e) the Lender, in the exercise of its reasonable discretion, deems eligible as the basis for Revolving Loans based on such collateral and credit criteria as the Lender may from time to time establish. If any Inventory at any time ceases to be Eligible Inventory, such Inventory shall promptly be excluded from the calculation of Eligible Inventory.

          "Environmental Compliance Reserve" means all reserves which the Lender from time to time establishes for amounts that are reasonably required to be expended in order for any Borrower and such Borrower's operations and Property to comply with Environmental Laws or in order to correct any violation by such Borrower or such Borrower's operations or Property of Environmental Laws.

          "Environmental Laws" means all federal, state and local laws, rules, regulations, ordinances, programs, permits, guidance, orders and consent decrees relating to health, safety, hazardous substances, and environmental matters applicable to any Borrower's business and facilities (whether or not owned by it). Such laws and regulations include but are not limited to the Resource Conservation and Recovery Act, 42 U.S.C. sec. 6901 et seq., as amended; the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq., as amended; the Toxic Substances Control Act, 15 U.S.C. sec. 2601 et seq., as amended; the Clean Water Act, 33 U.S.C. sec. 466 et seq., as amended; the Clean Air Act, 42 U.S.C. sec. 7401 et seq., as amended; state and federal lien and environmental cleanup programs; and U.S. Department of Transportation regulations.

          "Environmental Lien" means a Lien in favor of any Public Authority for
(a) any liability under any Environmental Laws, or (b) damages arising from, or costs incurred by such Public Authority in response to, a Release or threatened Release of a Contaminant into the environment.

          "Equipment" means, with respect to any Borrower, all of such Borrower's now owned and hereafter acquired machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including, without limitation, data processing hardware and software, motor vehicles, aircraft, dies, tools, jigs, and office equipment, as well as all of such types of property leased by such Borrower and all of such Borrower's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto; wherever any of the foregoing is located.

          "ERISA" means the Employee Retirement Income Security
Act of 1974, as amended.

          "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with any Borrower within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

          "ERISA Event" means, with respect to any Borrower, any ERISA Affiliate or any Pension Plan, the occurrence of any of the following: (a) a Reportable Event; (b) a withdrawal by a substantial employer (as defined in Section 4001 (a)(12) of ERISA) subject to Section 4063 of ERISA; (c) a cessation of operations which is treated as a withdrawal under Section 4062(e) of ERISA; (d) a complete or partial withdrawal under Section 4203 or 4205 of ERISA from a Multiemployer Plan; (e) a notification that a Multiemployer Plan is in reorganization under Section 4242 of ERISA; (f) the filing of a notice of intent to terminate a Pension Plan under 4041 of ERISA; (g) the treatment of an amendment of a Pension Plan as a termination under 4041 of ERISA;
(h) the termination of a Multiemployer Plan under Section 4041A of ERISA; (i) the commencement of proceedings by the PBGC to terminate a Pension Plan under 4042 of ERISA; (j) an event or condition which could reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, a Pension Plan; or
(k) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA.

          "Event of Default" has the meaning specified in Section
12.1.

          "Facility Fee" has the meaning specified in Section
3.4.

          "Federal Reserve Board" means the Board of Governors of the Federal Reserve System.

          "Financial Statements" means, according to the context in which it is used, the financial statements attached hereto as Exhibit B-l, and the pro forma balance sheet attached hereto as Exhibit B-2 or any financial statements required to be given to the Lender pursuant to Section 8.2(a) (b) and (c), or any combination thereof.

          "Fiscal Year" means the Borrowers' fiscal year for financial accounting purposes. The current Fiscal Year of the Borrowers will end on September 30, 1997.

          "Fixed Charges" means, for Pentech and its Subsidiaries, the sum of interest expense, principal payments, Taxes, Distributions and the after-tax cost of restructuring payments, all determined in accordance with GAAP on a consolidated basis.

          "Fixed Charge Coverage Ratio" means the ratio of (a) the sum EBITDA minus Capital Expenditures to (b) Fixed Charges.

          "Funding Date" means the date on which a Borrowing occurs.

          "GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession).

          "Guaranty" by any Person means all obligations of such Person which in any manner directly or indirectly guarantee or assure, or in effect guarantee or assure, the payment or performance of any indebtedness, dividend or other obligation of any other Person (the "guaranteed obligations"), or to assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including, without limitation, any such obligations incurred through an agreement, contingent or otherwise: (a) to purchase the guaranteed obligations or any Property constituting security therefor; (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition; (c) to lease Property or to purchase any debt or equity securities or other Property or services.

          "Intercompany Accounts" means all assets and liabilities, however arising, which are due to any Borrower from, which are due from any Borrower to, or which otherwise arise from any transaction by any Borrower with, another Borrower or such Borrower's Affiliate.

          "Interest Period" means, as to any LIBOR Rate Loan, the period commencing on the Funding Date of such Loan or on the Conversion/Continuation Date on which the Loan is converted into or continued as a LIBOR Rate Loan, and ending on the date one, two, or three months thereafter as selected by any Borrower in its Notice of Borrowing or Notice of Conversion/Continuation; provided, however, that:

               (i) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

               (ii) any Interest Period pertaining to a LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

               (iii) no Interest Period shall extend beyond the Stated Termination Date or any renewal term.

          "Inventory" means, with respect to any Borrower, all of such Borrower's now owned and hereafter acquired inventory, goods, merchandise, and other personal property, wherever located, to be furnished under any contract of service or held for sale or lease, all raw materials, work-in-process, finished goods, returned goods, and materials and supplies of any kind, nature or description which are or might be used or consumed in such Borrower's business or used in connection with the manufacture, packing, shipping, advertising, selling or finishing of such goods, merchandise and such other personal property, and all documents of title or other documents representing them.

          "IRS" means the Internal Revenue Service or any successor agency.

          "Latest Projections" means: (a) on the Closing Date and thereafter until the Lender receives new projections pursuant to Section 8.2(f), the projections of Pentech and its Subsidiaries, on a consolidated and consolidating basis, of financial condition, results of operations, and cash flow, on a monthly basis for the Fiscal Year ending September 30, 1997, and on an annual basis for the each of the Fiscal Years ending September 30, 1998 and September 30, 1999, attached hereto as Exhibit B-3; and (b) thereafter, the projections most recently received by the Lender pursuant to Section 8.2(f).

          "Letter of Credit" means a Standby Letter of Credit or a Merchandise Letter of Credit issued or caused to be issued for the account of a Borrower pursuant to Section 2.3.

          "Letter of Credit Fee" has the meaning specified in
Section 3.5.

          "LIBOR Interest Rate Determination Date" means each date of calculating the LIBOR Rate for purposes of determining the interest rate with respect to an Interest Period. The LIBOR Interest Rate Determination Date for any LIBOR Rate Loan shall be the second Business Day prior to the first day of the related Interest Period for such LIBOR Rate Loan.

          "LIBOR Margin" means, as determined at the beginning of an Interest Period, 2.50% per annum; provided, however, that the LIBOR Margin shall be 2.25% per annum during a Performance Pricing Period and shall be increased to 2.50% per annum on the date that such Performance Pricing Period ends for any reason whatsoever.

          "LIBOR Rate" means, for any Interest Period, with respect to LIBOR Rate Loans comprising part of the same
Borrowing, the rate of interest per annum (rounded upward to the next 1/100th of 1.0%) determined as follows:

     LIBOR Rate  =               LIBOR
                    1.00 - Eurodollar Reserve Percentage

     Where,

               "Eurodollar Reserve Percentage" means for any day for any Interest Period the maximum reserve percentage (expressed as a decimal, rounded upward to the next 1/100th of 1.0%) in effect on such day (whether or not applicable to the Lender) under regulations issued from time to time by the Federal Reserve Board for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"); and

               "LIBOR" means the rate of interest per annum
          (rounded upward to the next 1/16 of 1%) notified to the Lender by Bank as the rate of interest at which United States Dollar deposits in the approximate amount of the Loan to be made or continued as, or converted into, a LIBOR Rate Loan and having a maturity comparable to such Interest Period would be offered by Bank's applicable lending office to major banks in the London interbank market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

          "LIBOR Rate Loan" means a Revolving Loan during any period in which it bears interest based on the LIBOR Rate.

          "License Agreements" means the license agreements listed on Schedule 7.13.

          "Lien" means:
(a) any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on the common law, statute, or contract, and including without limitation, a security interest, charge, claim, or lien arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, agreement, security agreement, conditional sale or trust receipt or a lease, consignment or bailment for security purposes; and (b) to the extent not included under clause (a), any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease or other title exception or encumbrance affecting Property.

          "Loans" means, collectively, all loans and advances provided for in Section 2 (including the aggregate face amounts of all letters of credit caused hereunder to be issued by the Lender and any outstanding Seasonal Overadvances).

          "Loan Documents" means this Agreement, the Patent, Copyright and Trademark Assignments, the Pentech Pledge Agreement, the Subordination Agreement, and all other agreements, instruments, and documents heretofore, now or hereafter evidencing, securing, guaranteeing or otherwise relating to the Obligations, the Collateral, the Security Interest, or any other aspect of the transactions contemplated by this Agreement.

          "Maximum Rate" has the meaning specified in Section
3.3.

          "Maximum Revolver Amount" means at any time, for any Borrower, the lesser of:


(a)  The amount of the Total Facility,

                    or

               (b)  The sum of

                    (i)  up to eighty percent (80%) of the Net
                         Amount of Eligible Accounts of such
                         Borrower;

                    (ii) the lesser of


a)   $12,000,000; or

                         b)   the sum of:  (i) up to 65% of such
                              Borrower's Eligible Inventory not
                              covered by any outstanding
                              Merchandise Letter of Credit; and
                              (ii) up to 60% of such Borrower's
                              Eligible Inventory covered by any
                              outstanding Merchandise Letter of
                              Credit; and

                    (iii)     Allowable Seasonal Overadvances
                              available at such time;

provided, however, that the aggregate amount of all Loans outstanding at any one such time to such Borrower shall not exceed an amount equal to ninety percent (90%) of the Net Amount of such Borrower's Eligible Accounts plus seventy-five percent (75%) of the value of such Borrower's Eligible Inventory; and provided further, however, that at all times the Maximum Revolver Amount shall be reduced (without duplication) by the sum of:

               (A)  reserves for accrued interest on the
Revolving Loans;

               (B)  the Environmental Compliance Reserve;

               (C)  the ACH Settlement Risk Reserve;

               (D)  the Royalty Reserve; and

               (E) all other reserves which the Lender in its reasonable discretion deems necessary or desirable to maintain with respect to any Borrower's account, including, without limitation, any amounts which the Lender may be obligated to pay in the future for the account of any Borrower.

The Lender agrees to give the Borrowers at least three Business Day's notice prior to reducing any of the advance rates set forth above, but the failure to give such notice shall not affect the Lender's right to make such reduction or the validity thereof.

          "Merchandise Letter of Credit" means a documentary Letter of Credit issued for the account of a Borrower to provide the intended means of making payment when due by such Borrower for the purchase of Inventory and available for drawing against presentation of, inter alia, negotiable documents of title covering such Inventory.

          "Multiemployer Plan" means a multiemployer as defined in Section 4001(a)(3) of ERISA to which the Borrower or any ERISA Affiliate makes, is making, made, or was at any time during the current year or the immediately preceding six (6) years obligated to make contributions.

          "Net Amount of Eligible Accounts" means the gross amount of Eligible Accounts less sales, excise or similar taxes, and less returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding, available or claimed in respect of such Eligible Accounts.

          "Notice of Borrowing" has the meaning specified in
Section 2.2(b).

          "Notice of Conversion/Continuation" has the meaning specified in Section 3.2(b).

          "Obligations" means all present and future loans, advances, liabilities, obligations, covenants, duties, and Debt owing by any Borrower to the Lender, whether or not arising under this Agreement, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment from others, and any participation by the Lender in any Borrower's debts owing to others), absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including, without limitation, all interest, charges, expenses, fees, attorneys' fees, filing fees and any other sums chargeable to any Borrower hereunder, under another Loan Document, or under any other agreement or instrument with the Lender. "Obligations" includes, without limitation, (a) all debts, liabilities, and obligations now or hereafter owing from Borrower to Lender under or in connection with the Letters of Credit and (b) all debts, liabilities and obligations now or hereafter owing from the Borrower to the Lender arising from or related to ACH Transactions.

          "Other Taxes" means any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

          "Overadvance Repayment Date" means,

          (a)  with respect to any individual Seasonal
Overadvance of less than $100,000 (a "Short Term Overadvance") made in any Fiscal Year, the earlier to occur of the following:

          (i)  a number of days after the date such Short Term
     Overadvance was made equal to (X) 120 minus (Y) the aggregate number of days during such Fiscal Year on which any Seasonal Overadvances were outstanding; and

          (ii) September 30, 1998;

and

          (b) with respect to any other Seasonal Overadvance made in any Fiscal Year, the earlier to occur of the following:

          (i) 120 days after the date such Seasonal Overadvance was made;

          (ii) a number of days after the date such Seasonal
     Overadvance was made equal to (X) 120 minus (Y) the aggregate number of days during such Fiscal Year on which any Seasonal Overadvances were outstanding; and

          (iii) September 30, 1998.

          "Participating Lender" means any Person who shall have been granted the right by the Lender to participate in the Loans and who shall have entered into a participation agreement in form and substance satisfactory to the Lender.

          "Patent, Copyright and Trademark Assignment" means, collectively, the Patent Security Agreement, the Copyright Security Agreement and the Trademark Security Agreement, now or hereafter executed and delivered by any Borrower to the Lender to evidence and perfect the Lender's Security Interest in such Borrower's present and future patents, copyrights, trademarks, and related licenses and rights.

          "Payment Account" means each blocked bank account or bank account associated with a lock box, established pursuant to
Section 7.10, to which the funds of the Borrowers (including, without limitation, Proceeds of Accounts and other Collateral) are deposited or credited, and which is maintained in the name of the Lender or any Borrower, as the Lender may determine, on terms acceptable to the Lender.

          "PBGC" means the Pension Benefit Guaranty Corporation or any Person succeeding to the functions thereof.

          "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which any Borrower or an ERISA Affiliate sponsors, maintains, or to which it makes, is making, or is obligated to make contributions or, in the case of a Multiemployer Plan, has made contributions at any time during the current year or the immediately preceding six (6) plan years.

          "Pentech" has the meaning given to such term in the Preamble.

          "Performance Pricing Period" means a period of three months beginning with the first day of the first full calendar month after the date (the "Beginning Date") that all of the following conditions have been satisfied, provided that no Default or Event of Default exists as of such Beginning Date:

          (a) The Lender has received the financial statements and certificates required by Sections 8.2(b) and (e) for the fiscal quarter preceding such Beginning Date;

          (b) The Fixed Charge Coverage Ratio for the four fiscal quarters preceding such Beginning Date, as determined at the end of such previous fiscal quarter, was greater than
     1.25 to 1.0; and

          (c) For each of the thirty (30) days immediately prior to each Beginning Date, the Aggregate Availability has exceeded $1,000,000 (determined for this purpose (i) without giving effect to Allowable Seasonal Overadvances, (ii) after taking into account the Revolving Loans and the Letters of Credit issued or to be issued at each such time and (iii) after reducing the Aggregate Availability by an amount equal to the amount, if any, required at each such time to pay all Indebtedness and trade and other obligations of the Borrowers which is past due pursuant to the terms thereof; provided, however, that trade obligations shall be considered past due under this definition only when they are 30 days past due);

provided, however, that a Performance Pricing Period will end immediately upon the occurrence of a Default or Event of Default. A new Performance Pricing Period will commence on the last day (an "Ending Date") of an expiring Performance Pricing Period, and such Ending Date of the expiring Performance Pricing Period will constitute the Beginning Date of such new Performance Pricing Period, if all of the conditions for the commencement of a new Performance Pricing Period set forth in clauses (a) through (c) above have been satisfied as of such Ending Date and no Default or Event of Default exists as of such Ending Date.

          "Permitted Liens" means: (a) Liens for taxes not yet delinquent or Liens for taxes in an amount not to exceed $100,000 being contested in good faith by appropriate proceedings diligently pursued, provided that a reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor on the applicable Financial Statements and that a stay of enforcement of any such Lien is in effect; (b) Liens in favor of the Lender; (c) Liens arising by operation of law in favor of warehouseman, landlords, carriers, mechanics, materialmen, laborers, employees or suppliers, incurred in the ordinary course of business of any Borrower and not in connection with the borrowing of money, for sums not yet delinquent or which are being contested in good faith and by proper proceedings diligently pursued, provided that a reserve or other appropriate provision, if any, required by GAAP shall have been made therefor on the applicable Financial Statements and a stay of enforcement of any such Lien is in effect; (d) Liens in connection with worker's compensation or other unemployment insurance incurred in the ordinary course of any Borrower's business; (e) Liens created by deposits of cash to secure performance of bids, tenders, leases (to the extent permitted under this Agreement), or trade contracts, incurred in the ordinary course of business of any Borrower and not in connection with the borrowing of money; (f) Liens arising by reason of cash deposit for surety or appeal bonds in the ordinary course of business of any Borrower; (g) Liens of or resulting from any judgment or award, the time for the appeal or petition for rehearing of which has not yet expired, or in respect of which any Borrower is in good faith prosecuting an appeal or proceeding for a review, and in respect of which a stay of execution pending such appeal or proceeding for review has been secured; (h) so long as the Subordination Agreement is in full force and effect, Liens on the Collateral in favor of the Subordinated Creditors, and solely as security for, the Subordinated Obligations; (i) with respect to any Premises: easements, rights of way, zoning and similar covenants and restrictions and similar encumbrances which customarily exist on properties of corporations engaged in similar activities and similarly situated and which in any event do not materially interfere with or impair the use or operation of the Collateral by any Borrower or the value of the Lender's Security Interest therein, or materially interfere with the ordinary conduct of the business of such Borrower; and, (j) purchase money security interests and liens of lessors under capital leases to the extent that the acquisition or lease of the underlying asset was permitted under Section 10.20, the security interest or lien only encumbers the asset purchased or leased, and so long as the security interest or lien only secures the purchase price of the asset and (h) cash collateral deposited with the Prior Lenders in an amount not to exceed $1,811,085.73 as security for certain obligations set forth in the payoff letter addressed to Pentech and the Lender, dated January 10, 1997.

          "Permitted Rentals" has the meaning specified in
Section 10.20.

          "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, limited liability company association, corporation, Public
Authority, or any other entity.

          "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which any Borrower or an ERISA Affiliate sponsors or maintains or to which any Borrower or an ERISA Affiliate of such Borrower makes, is making, or is obligated to make contributions and includes any Pension Plan.

          "Pledge Agreement" means the Pledge Agreement dated as of the Closing Date, in form and substance satisfactory to the Lender, executed and delivered by Pentech, pursuant to which (i) all of the issued and outstanding capital stock of Cosmetics and Sawdust shall be pledged to the Lender as additional security for the Obligations.

          "Premises" means the land identified by addresses on
Schedule 9.13 together with all buildings, improvements, and fixtures thereon and all tenements, hereditaments, and appurtenances belonging or in any way appertaining thereto, and which constitutes all of the real property in which any Borrower has any interests on the Closing Date.

          "Prior Lenders" means European American Bank and The
Chase Manhattan Bank.

          "Private Offering" means a private offering, in December 1996 and January 1997, of at least 19 Units, each Unit consisting of 100,000 shares of Common Stock of Pentech, for not less than $50,000 per unit.

          "Proceeds" means all products and proceeds of any Collateral, and all proceeds of such proceeds and products, including, without limitation, all cash and credit balances, all payments under any indemnity, warranty, or guaranty payable with respect to any Collateral, all awards for taking by eminent domain, all proceeds of fire or other insurance, and all money and other Property obtained as a result of any claims against third parties or any legal action or proceeding with respect to Collateral.

          "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

          "Proprietary Rights" means, with respect to any Borrower, all of such Borrower's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, mask works, works which are the subject matter of copyrights, trademarks, trade names, trade styles, patent and trademark applications and licenses and rights thereunder, including without limitation those patents, trademarks and copyrights set forth on Schedule 9.14, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present, and future infringement of any of the foregoing; inventions, trade secrets, formulae, processes, compounds, drawings, designs, blueprints, surveys, reports, manuals, and operating standards; goodwill; customer and other lists in whatever form maintained; and trade secret rights, copyright rights, rights in works of authorship, and contract rights relating to computer software programs, in whatever form created or maintained.

          "Public Authority" means the government of any country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or any department, agency, public corporation or other instrumentality of any of the foregoing.

          "Receivables" means, with respect to any Borrower, all of such Borrower's now owned and hereafter arising or acquired:
Accounts (whether or not earned by performance), including Accounts owed to such Borrower by any of its Subsidiaries or Affiliates, together with all interest, late charges, penalties, collection fees, and other sums which shall be due and payable in connection with any Account; proceeds of any letters of credit naming such Borrower as beneficiary; contract rights, chattel paper, instruments, documents, investment property, general intangibles (including without limitation choses in action, causes of action, tax refunds, tax refund claims, and Reversions and other amounts payable to such Borrower from or with respect to any Plan) and all forms of obligations owing to such Borrower (including, without limitation, in respect of loans, advances, and extensions of credit by such Borrower to its Subsidiaries and Affiliates); guarantees and other security for any of the foregoing; goods represented by or the sale, lease or delivery of which gave rise to any of the foregoing; merchandise returned to or repossessed by such Borrower and rights of stoppage in transit, replevin, and reclamation; and other rights or remedies of an unpaid vendor, lienor, or secured party.

          "Reference Rate" means the rate of interest publicly announced from time to time by the Bank as its reference rate.
It is a rate set by the Bank based upon various factors including the Bank's costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans. However, the Bank may price loans at, above, or below such announced rate. Any changes in the Reference Rate shall take effect on the day specified in the public announcement of such change.

          "Reference Rate Loan" means a Revolving Loan during any period in which it bears interest based on the Reference Rate.

          "Reference Rate Margin" means 0.50% per annum;
provided, however, that the Reference Rate Margin shall be 0.25% per annum during a Performance Pricing Period and shall be increased to 0.50% per annum on the date that such Performance
Pricing Period ends for any reason whatsoever.

          "Release" means a release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration of a Contaminant into the indoor or outdoor environment or into or out of any real estate or other property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or real estate or other property.

          "Reportable Event" means, any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

          "Requirement of Law" means any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Public Authority.

          "Restricted Investment" means any acquisition of Property by Pentech or any of its Subsidiaries in exchange for cash or other Property, whether in the form of an acquisition of stock, debt security, or other indebtedness or obligation, or the purchase or acquisition of any other Property, or a loan, advance, capital contribution, or subscription, except acquisitions of the following:
(a) fixed assets to be used in the business of such Borrower, so long as the acquisition costs thereof constitute Capital Expenditures permitted hereunder; (b) current assets arising from the sale or lease of goods or rendition of services in the ordinary course of business of Pentech or one of its Subsidiaries; (c) direct obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; (d) certificates of deposit maturing within one year from the date of acquisition, bankers acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States or any state thereof having capital and surplus aggregating at least $100,000,000; and (e) commercial paper given the highest rating by a national credit rating agency and maturing not more than 270 days from the date of creation thereof.

          "Reversions" means any funds which may become due to the Borrower in connection with the termination of any Plan or other employee benefit plan.

          "Revolving Loans" has the meaning specified in Section
2.2.

          "Royalty Reserve" means any and all reserves which the Lender from time to time establishes, in its sole discretion, with respect to amounts payable by the Borrowers under or in connection with the License Agreements.

          "Sawdust" has the meaning given to such term in the Preamble.

          "Seasonal Overadvance" means special advances to be made available to the Borrowers in each of the Fiscal Years ending September 30, 1997, and September 30, 1998, up to the respective Seasonal Overadvance Limits.

          "Seasonal Overadvance Limit" means the respective amounts indicated below for the corresponding periods:

              Period                         Amount

Fiscal Year ending September 30, 1997        $3,000,000
Fiscal Year ending September 30, 1998        $1,500,000
At all times after September 30, 1998               $0

          "Security Interest" means collectively the Liens granted to the Lender in the Collateral pursuant to this Agreement, the other Loan Documents, or any other agreement or instrument.

          "Settlement Agreement" means the Settlement Agreement, dated December 9, 1996, between Pentech and the Subordinated
Creditors.

          "Settlement Documents" means the Settlement Agreement; the Promissory Note dated December 9, 1996, made by Pentech to the order of Paradise Creations, Inc., in the original principal amount of $3 million; the Subordination Agreement; and all other agreements, documents and other instruments now or hereafter executed and delivered in connection with or pursuant to any of the foregoing.

          "Solvent" shall mean when used with respect to any Person that:
(a) the fair value of all its Property is in excess of the total amount of its debts (including contingent liabilities); (b) it is able to pay its debts as they mature; and (c) it does not have unreasonably small capital for the business in which it is engaged or for any business or transaction in which it is about to engage.

          "Standby Letter of Credit" means any Letter of Credit other than a Merchandise Letter of Credit.

          "Stated Termination Date" means January 13, 2000.

          "Subordinated Creditors" means Leon Hayduchok, All-Mark
Corporation, Inc., and Paradise Creations, Inc., together with their successors and assigns.

          "Subordinated Obligations" has the meaning ascribed to such term in the Subordination Agreement.

          "Subordination Agreement" means the Subordination
Agreement, dated as of December 10, 1996, made by the Subordinated Creditors in favor of the Prior Lenders and certain other Persons.

          "Subsidiary" of a Person means any corporation, association, partnership, joint venture or other business entity of which more than 50% of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of a Borrower.

          "Tangible Net Worth" means, at any date, the sum of (a) common and preferred equity plus (b) the positive amount, if any, of retained earnings minus (c) the negative amount, if any, of retained earnings, and minus (d) unamortized goodwill, all as would be shown on a consolidated balance sheet of Pentech and its Subsidiaries at such date prepared in accordance with GAAP.

          "Taxes" means any and all present or future taxes, assessments, levies, imposts, impositions, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of the Lender, such taxes (including income taxes or franchise taxes) as are imposed on or measured by the Lender's net income by the jurisdiction (or any political subdivision thereof) under the laws of which the Lender is organized or maintains a lending office.

          "Total Facility" has the meaning specified in Section
2.1.

          "UCC" means the Uniform Commercial Code (or any successor statute) of the State of New York or of any other state the laws of which are required by Section 9-103 thereof to be applied in connection with the issue of perfection of security interests.

          "Unused Line Fee" has the meaning specified in Section
3.1(c).

          1.2 Accounting Terms. Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed, unless otherwise specifically provided herein, in accordance with GAAP as consistently applied and using the same method for inventory valuation as used in the preparation of the Financial Statements; provided, however, that no change in GAAP that would affect the method of calculation of any of the financial covenants, restrictions or standards or definitions of terms used therein shall be given effect in such calculations until such financial covenants, restrictions or standards or definitions are amended in a manner reasonably acceptable to the Borrowers and the Lender, so as to reflect such change in GAAP.

          1.3  Other Terms.    (a)  The meanings of defined terms
are equally applicable to the singular and plural forms of the defined terms.

          (b) The words "hereof," "herein," "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and Subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

          (c) (i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

               (ii) The term "including" is not limiting and means "including without limitation."

               (iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including," the words "to" and "until" each mean "to but excluding" and the word "through" means "to and including."

          (d) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

          (e) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

          (f) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

          (g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Lender, the Borrower and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Lender merely because of the Lender's involvement in their preparation.



2.    LOANS AND LETTERS OF CREDIT.

          2.1 Total Facility. Subject to all of the terms and conditions of this Agreement, the Lender shall make available a total credit facility of up to $30,000,000 (the "Total Facility") for Borrower's use from time to time during the term of this Agreement. The Total Facility shall be comprised of a revolving line of credit up to the limits, for each Borrower, of such Borrower's Maximum Revolver Amount, and for all Borrowers, of the Aggregate Maximum Revolver Amount, consisting of revolving loans, seasonal overadvances and letters of credit as described in Sections 2.2 and 2.3.

          2.2 Revolving Loans.

               (a) The Lender shall, upon Pentech's request on behalf of a Borrower, from time to time until, but not including, the Stated Termination Date, make revolving loans, including Allowable Seasonal Overadvances (the "Revolving Loans") to the Borrowers up to the limits, for each Borrower, of such Borrower's Availability, and for all Borrowers, of up to the Aggregate Availability. Each Borrowing shall consist of the same type of Revolving Loans which shall, at the option of Pentech on behalf of the Borrower requesting such Borrowing, be either Reference Rate Loans or LIBOR Rate Loans, as specified by Pentech in the Notice of Borrowing requesting the same. The Lender, in its discretion, may elect to exceed the limits of the Availability for any Borrower or the Aggregate Availability on one or more occasions, but if it does so, the Lender shall not be deemed thereby to have changed the limits of the Availability for such Borrower or the Aggregate Availability or to be obligated to exceed the limits of the Availability for such Borrower or the Aggregate Availability on any other occasion. If at any time the unpaid balance of the Revolving Loans to any Borrower exceeds the Maximum Revolver Amount for such Borrower (determined for this purpose as if the amount of the Revolving Loans were zero) or the unpaid balance of the Revolving Loans to all Borrowers exceeds the Aggregate Maximum Revolver Amount (determined for this purpose as if the amount of the Revolving Loans were zero), then the Lender may refuse to make or may otherwise restrict Revolving Loans on such terms as the Lender determines until such excess has been eliminated. Pentech may request Revolving Loans on behalf of any Borrower either telephonically or in writing. Each oral request for a Revolving Loan shall be conclusively presumed to be made by a person authorized by Pentech and the Borrower on behalf of which such request is made to do so, and the crediting of a Revolving Loan to such Borrower's deposit account, or transmittal to such Person as such Borrower shall direct, shall conclusively establish the obligation of the Borrowers to repay such Revolving Loan as provided herein. The Lender will charge all Revolving Loans and other Obligations to a loan account of the Borrowers maintained with the Lender. All fees, commissions, costs, expenses, and other charges under or pursuant to the Loan Documents, and all payments made and out-of-pocket expenses incurred by the Lender pursuant to the Loan Documents, will be charged as Revolving Loans to the Borrowers' loan account as of the date due from the Borrowers or the date paid or incurred by the Lender, as the case may be.

               (b)  Procedure for Borrowing.

                    (i)  Each Borrowing shall be made upon
Pentech's irrevocable written notice, on behalf of a Borrower, delivered to the Lender in the form of Exhibit C (a "Notice of Borrowing"), which must be received by the Lender (A) prior to 11:00 a.m. (New York time) three Business Days prior to the requested Funding Date, in the case of LIBOR Rate Loans, and (B) no later than 12:00 noon (New York time) on the requested Funding Date, in the case of Reference Rate Revolving Loans, specifying:

                    (I)  the amount of the Borrowing, which, in
the case of LIBOR Rate Loans, shall be in an aggregate principal amount of $2,000,000 or an integral multiple of $1,000,000 in excess thereof;

                    (II) the requested Funding Date, which shall be a Business Day;

                    (III) whether the Revolving Loans requested are to be Reference Rate Loans or LIBOR Rate Loans; provided, however, that with respect to Seasonal Overadvances, such Borrowings will consist of Reference Rate Loans only;

                    (IV) whether the requested Revolving Loan is to be Seasonal Overadvance;

                    (V)  the duration of the Interest Period if
the requested Revolving Loans are to be LIBOR Rate Loans. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Borrowing comprised of LIBOR Rate Loans, such Interest Period shall be three months; provided, however, that with respect to the Borrowings to be made on the Closing Date, such Borrowings will consist of Reference Rate Loans only;

                    (VI) the Borrower on whose behalf such Notice of Borrowing is being delivered.

Each Borrower hereby authorizes Pentech to execute and deliver
Notices of Borrowing and Notices of Conversion/Continuation on such Borrower's behalf and agrees to be bound by the same.

                    (ii) After giving effect to any Borrowing, there may not be more than four different Interest Periods in effect.

                    (iii)  With respect to any request for
Reference Rate Revolving Loans, in lieu of delivering the above-described Notice of Borrowing, a Borrower may give the Lender telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within 24 hours after the giving of such notice, but the Lender shall be entitled to rely on the telephonic notice in making such Revolving Loans.

          2.3 Letters of Credit.

                (a) Subject to the terms and conditions of this Agreement, the Lender shall, upon Pentech's request on behalf of a Borrower, from time to time, cause Letters of Credit to be issued for such Borrower's account. The Lender will not cause any Letter of Credit to be opened if: (i) the maximum face amount of the requested Letter of Credit, plus the aggregate undrawn face amount of all outstanding Letters of Credit, would exceed $10,000,000; (ii) the maximum face amount of the requested Letter of Credit, and all commissions, fees, and charges due from the Borrowers to Lender in connection with the opening thereof, would cause such Borrower's Availability or the Aggregate Availability of all Borrowers to be exceeded at such time; or
(iii) the expiration date of the Letter of Credit would occur (X) with respect to any Merchandise Letter of Credit, more than 180 days after the date of issuance thereof, (Y) with respect to any Standby Letter of Credit, more than twelve months after the date of issuance thereof, and (Z) with respect to any Letter of Credit, later than 10 Business Days prior to the Termination Date. All payments made and expenses incurred by the Lender pursuant to or in connection with the Letters of Credit will be charged to the Borrowers' loan account as Revolving Loans.

               (b)  Other Conditions.  In addition to being
subject to the satisfaction of the applicable conditions precedent contained in Section 11, the obligation of the Lender to cause any Letter of Credit to be issued is subject to the following conditions precedent having been satisfied in a manner satisfactory to the Lender:

                    (1)  Pentech, on behalf of the Borrower
requesting a Letter of Credit, shall have delivered to the proposed issuer of such Letter of Credit, at such times and in such manner as such proposed issuer may prescribe, an application in form and substance satisfactory to such proposed issuer and the Lender for the issuance of the Letter of Credit and such other documents as may be required pursuant to the terms thereof, and the form and terms of the proposed Letter of Credit shall be satisfactory to the Lender and such proposed issuer; and

                    (2)  As of the date of issuance, no order of
any court, arbitrator or Public Authority shall purport by its terms to enjoin or restrain money center banks generally from issuing letters of credit of the type and in the amount of the proposed Letter of Credit, and no law, rule or regulation applicable to money center banks generally and no request or directive (whether or not having the force of law) from any Public Authority with jurisdiction over money center banks generally shall prohibit, or request that the proposed issuer of such Letter of Credit refrain from, the issuance of letters of credit generally or the issuance of such Letters of Credit.

               (c)  Issuance of Letters of Credit.

                    (1)  Request for Issuance.  Pentech, on
behalf of the Borrower requesting the Letter of Credit, shall give the Lender not less than two (2) Business Days' prior written notice of such Borrower's request for the issuance of a Letter of Credit. Such notice shall be irrevocable and shall specify the Borrower for whose account such Letter of Credit is to be issued, the original face amount of the Letter of Credit requested, the effective date (which date shall be a Business
Day) of issuance of such requested Letter of Credit, whether such Letter of Credit may be drawn in a single or in partial draws, the date on which such requested Letter of Credit is to expire (which date shall be a Business Day), the purpose for which such Letter of Credit is to be issued, and the beneficiary of the requested Letter of Credit. Pentech, on behalf of the Borrower requesting the Letter of Credit, shall attach to such notice the proposed form of the Letter of Credit that the Lender is requested to cause to be issued. Each Borrower hereby authorizes Pentech to execute and deliver on its behalf notices requesting the issuance of Letters of Credit for such Borrower's account and agrees to be bound by the same.

                    (2)  No Extensions or Amendment.  The Lender
shall not be obligated to cause any Letter of Credit to be extended or amended unless the requirements of this Section 2.3 are met as though a new Letter of Credit were being requested and issued.

               (d)  Payments Pursuant to Letters of Credit.

                    (1) Payment of Letter of Credit Obligations. Each Borrower agrees to reimburse the issuer for any draw under any Letter of Credit immediately upon demand, and to pay the issuer of the Letter of Credit the amount of all other obligations and other amounts payable to such issuer under or in connection with any Letter of Credit immediately when due, irrespective of any claim, setoff, defense or other right which such Borrower may have at any time against such issuer or any other Person.

                    (2) Revolving Loans to Satisfy Reimbursement Obligations. In the event that the issuer of any Letter of Credit honors a draw under such Letter of Credit and the relevant Borrower shall not have repaid such amount to the issuer of such Letter of Credit pursuant to Section 2.3(d)(1), the Lender shall pay the issuer and such amount when paid shall constitute a Revolving Loan which shall be deemed to have been requested by such Borrower.

               (e)  Compensation for Letters of Credit.

                    (1)  Letter of Credit Fee.  Each Borrower
agrees to pay to the Lender, with respect to each Letter of Credit, the Letter of Credit Fee specified in, and in accordance with the terms of, Section 3.5.

                    (2)  Issuer Fees and Charges.  Each Borrower
shall pay to the issuer of any Letter of Credit, or to the Lender, for the account of the issuer of any such Letter of Credit, solely for such issuer's account, such fees and other charges as are charged by such issuer for letters of credit issued by it, including, without limitation, its standard fees for issuing, administering, amending, renewing, paying and canceling letters of credit and all other fees associated with issuing or servicing letters of credit, as and when assessed.

               (f)  Indemnification; Exoneration; Power of
Attorney

                    (1) Indemnification. In addition to amounts payable as elsewhere provided in this Section 2.3, each Borrower hereby agrees to protect, indemnify, pay and save the Lender harmless from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable attorneys' fees) which the Lender may incur or be subject to as a consequence, direct or indirect, of the issuance of any Letter of Credit or the provision of any credit support or enhancement in connection therewith. The agreement in this Section 2.3(f)(1) shall survive payments of all Obligations and the termination of this Agreement.

                    (2) Assumption of Risk by the Borrowers. As between Borrower and the Lender, the Borrowers assume all risks of the acts and omissions of, or misuse of any of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Lender shall not be responsible for: (A) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any Person in connection with the application for and issuance of and presentation of drafts with respect to any of the Letters of Credit, even if it should prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) the failure of the beneficiary of any Letter of Credit to comply duly with conditions required in order to draw upon such Letter of Credit;
(D) errors, omissions, interruptions, or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (E) errors in interpretation of technical terms; (F) any loss or delay in the transmission or otherwise of any document required in order make a drawing under any Letter of Credit or of the proceeds thereof;
(G) the misapplication by the beneficiary of any Letter of Credit of the proceeds of any drawing under such Letter of Credit; or
(H) any consequences arising from causes beyond the control of the Lender, including, without limitation, any act or omission, whether rightful or wrongful, of any present or future de jure or de facto Public Authority. None of the foregoing shall affect, impair or prevent the vesting of any rights or powers of the Lender under this Section 2.3.

                    (3)  Exoneration.  In furtherance and
extension, and not in limitation, of the specific provisions set forth above, any action taken or omitted by the Lender under or in connection with any of the Letters of Credit or any related certificates, if taken or omitted in the absence of gross negligence or willful misconduct, shall not put the Lender under any resulting liability to any Borrower or relieve any Borrower of any of its obligations hereunder to any such Person.

                    (4)  Power of Attorney.  In connection with
all Inventory financed by Letters of Credit, each Borrower hereby appoints the Lender, or the Lender's designee, as its attorney, with full power and authority: (a) to sign and/or endorse such Borrower's name upon any warehouse or other receipts; (b) to sign such Borrower's name on bills of lading and other negotiable and non-negotiable documents; (c) to clear Inventory through customs in the Lender's or such Borrower's name, and to sign and deliver to customs officials powers of attorney in such Borrower's name for such purpose; (d) to complete in such Borrower's or the Lender's name, any order, sale, or transaction, obtain the necessary documents in connection therewith, and collect the proceeds thereof; and (e) to do such other acts and things as are necessary in order to enable the Lender to obtain possession of the Inventory and to obtain payment of the Obligations. Neither the Lender nor its designee, as each Borrower's attorney, will be liable for any acts or omissions, nor for any error of judgment or mistakes of fact or law. This power, being coupled with an interest, is irrevocable until all Obligations have been paid and satisfied.

                    (5)  Account Party.  Each Borrower hereby
authorizes and directs any issuer of a Letter of Credit to name such Borrower as the "Account Party" therein and to deliver to the Lender all instruments, documents and other writings and property received by the issuer pursuant to the Letter of Credit, and to accept and rely upon the Lender's instructions and agreements with respect to all matters arising in connection with the Letter of Credit or the application therefor.

                    (6)  Control of Inventory.  In connection
with all Inventory financed by Letters of Credit, each Borrower will, at the Lender's request, instruct all suppliers, carriers, forwarders, warehouses or others receiving or holding cash, checks, Inventory, documents or instruments in which the Lender holds a security interest to deliver them to the Lender and/or subject to the Lender's order, and if they shall come into any Borrower's possession, to deliver them, upon request, to the Lender in their original form. Each Borrower shall also, at the Lender's request, designate the Lender as the consignee on all bills of lading and other negotiable and non-negotiable documents.

               (g) Supporting Letter of Credit; Cash Collateral. If, notwithstanding the provisions of this Section 2.3 and
Section 14 any Letter of Credit is outstanding upon the termination of this Agreement, then upon such termination the Borrowers shall deposit with the Lender, at its discretion, with respect to each Letter of Credit then outstanding, either (A) a standby letter of credit (a "Supporting Letter of Credit") in form and substance satisfactory to the Lender, issued by an issuer satisfactory to the Lender in an amount equal to the greatest amount for which such Letter of Credit may be drawn, under which Supporting Letter of Credit the Lender is entitled to draw amounts necessary to reimburse the Lender for payments made by the Lender under such Letter of Credit or under any credit support or enhancement provided through the Lender with respect thereto, or (B) cash in amounts necessary to reimburse the Lender for payments made by the Lender under such Letter of Credit or under any credit support or enhancement provided through the Lender. Such Supporting Letter of Credit or deposit of cash shall be held by the Lender, as security for, and to provide for the payment of, the aggregate undrawn amount of such Letters of Credit remaining outstanding.

          (h) Airway Bills, Etc. Each Borrower hereby confirms and agrees that (i) from time to time such Borrower may request the Lender to issue or cause to be issued Letters of Credit providing for direct consignment of goods to the Lender or the issuer of a Letter of Credit and providing that the original bills of lading, airway bills and other documents be forwarded directly to the Lender or any such issuer; (ii) such Borrower may request that the Lender or any such issuer from time to time endorse the bills of lading or other shipping documents and deliver them to such Borrower so as to permit such Borrower to obtain the goods covered by the Letters of Credit without first waiting for the bank that issued the Letter of Credit to examine the documents to be submitted by the beneficiary of the Letter of Credit to determine whether the documents conform to the terms of the Letter of Credit, and (iii) such Borrower may request that the Lender or the issuer of a Letter of Credit from time to time issue letters of indemnity, guarantees, air releases, and/or other documents (each a "Shipping Release Indemnity") to steamship companies, air freight companies and other shippers in order to permit such Borrower to take possession of the goods covered by Letters of Credit without production and surrender to the shipper of the original bill of lading, airway bill or other shipping documents. In connection with the foregoing, each Borrower hereby expressly and irrevocably:
               (1) represents and warrants that it is otherwise entitled to the delivery of the goods and no other person or entity has any claim to its delivery;

               (2) agrees to indemnify the Lender and any issuer of a Shipping Release Indemnity and to hold the Lender and any such issuer harmless from and against any and all claims, actions and suits, whether groundless or otherwise, and from and against all liabilities, losses, damages, judgments, attorneys' fees (including any in-house counsel costs and expenses) and other expenses of every nature and character, by reason of the Lender or any such issuer of a Shipping Release Indemnity (i) issuing its Shipping Release Indemnities to steamship companies, freight companies or other shippers and (ii) endorsing and/or delivering to such Borrower the bills of lading and other documents so as to permit such Borrower to obtain possession of the goods covered by the Letters of Credit; agrees to reimburse the Lender and each issuer of a Shipping Release Indemnity on demand for any and all payments of or with respect to the foregoing which the Lender or any issuer of a Shipping Release Indemnity is required to make by any of such actions or in accordance with the terms or provisions of said Shipping Release Indemnities, regardless of any offsets, counterclaims or other defenses thereto which the Lender or any issuer of a Shipping Release Indemnity might have or be entitled to assert, all of which offsets, counterclaims or other defenses the Lender and each issuer of a Shipping Release Indemnity is hereby expressly and irrevocably authorized to waive at its discretion; and further agrees that upon the Lender's request, such Borrower shall appear and defend, represented by counsel satisfactory to the Lender and at such Borrower's cost and expense, any action or proceeding which may be commenced against the Lender or the issuer in connection with any of the aforementioned actions; provided, that the Borrowers shall have no obligation to the Lender or any issuer of a Shipping Release Indemnity under this clause (2) with respect to any such liabilities, losses, damages, judgments, attorneys' fees and other expenses to the extent resulting from the gross negligence or wilful misconduct of the Lender or such issuer;
               (3) authorizes and requests the Lender and the issuer of any Letters of Credit to honor and pay any drawing under the Letters of Credit covering the shipping, notwithstanding the absence of any or all documents required thereunder or any discrepancy, defect or omission which may exist at the time of presentment in any of the required documents, all of which deficiencies, discrepancies, defects and omissions such Borrower hereby expressly and irrevocably waives. Such Borrower further authorizes the Lender to charge its Loan Account for all amounts drawn plus any applicable charges;

               (4) agrees to pay on demand or to reimburse to the Lender and each issuer of a Shipping Release Indemnity upon demand all freight and other charges which may be due or may appear to be due and chargeable to the said goods;

               (5)  agrees to procure and to subsequently
surrender to the Lender all original bills of lading and other negotiable documents relating to the shipment of goods properly endorsed; and

               (6) agrees to execute such other documents and indemnities relating to the foregoing as the Lender may from time to time reasonably request.


          2.4 Automated Clearing House Transfers and Overdrafts. A Borrower may request and the Lender may, in its sole and absolute discretion, arrange for such Borrower to obtain ACH Transactions from the Bank. Each Borrower agrees to indemnify and hold the Lender harmless from all losses, liabilities, costs, expenses and claims incurred by the Lender arising from or related to such ACH Transactions. Each Borrower acknowledges and agrees that the obtaining of ACH Transactions from the Bank (a) is in the sole and absolute discretion of the Bank, (b) is subject to all rules and regulations of the Bank, and (c) is due to the Bank relying on the indemnity of the Lender to the Bank with respect to all risks of loss associated with the ACH Transactions.


     3.   INTEREST AND OTHER CHARGES.

          3.1 Interest.

               (a) All Obligations shall bear interest on the unpaid principal amount thereof from the date made until paid in full in cash at a rate determined by reference to the Reference Rate or the LIBOR Rate and Section 3.1 (a)(i) or (ii), as applicable, but not to exceed the Maximum Rate. Subject to the provisions of Section 3.2, any of the Loans (other than Seasonable Overadvances) may be converted into, or continued as, Reference Rate Loans or LIBOR Rate Loans in the manner provided in Section 3.2. If at any time Loans are outstanding with respect to which notice has not been delivered to Lender in accordance with the terms of this Agreement specifying the basis for determining the interest rate applicable thereto, then those Loans shall be Reference Rate Loans and shall bear interest at a rate determined by reference to the Reference Rate until notice to the contrary has been given to the Lender and such notice has become effective. Except as otherwise provided herein, the Obligations shall bear interest as follows:

                    (i)  For all Obligations, other than LIBOR
Rate Loans and Seasonal Overadvances, then at a fluctuating per annum rate equal to the Reference Rate Margin plus the Reference
Rate;

                    (ii) If the Loans are LIBOR Rate Loans, then at a per annum rate equal to the LIBOR Margin plus the LIBOR Rate determined for the applicable Interest Period; and

                    (iii) If the Loans are Seasonal Overadvances, then at a fluctuating per annum rate equal to the Reference Rate
Margin plus the Reference Rate plus 0.75%.

     Each change in the Reference Rate shall be reflected in the interest rate described in (i) above as of the effective date of such change. All interest charges shall be computed on the basis of a year of three hundred sixty (360) days and actual days elapsed. All interest shall be payable to Lender on the first day of each month hereafter and, for LIBOR Rate Loans, at the end of each Interest Period, if such Interest Period ends on a day other than the last day of a calendar month.

               (b) If any Event of Default occurs, then, from the date such Event of Default occurs until it is cured, or if not cured until all Obligations are paid and performed in full, the Borrowers will pay (A) interest (including the margin applicable thereto) on the unpaid principal balances of the Loans and (B) the Letter of Credit Fee at a per annum rate two percent (2%) greater than otherwise specified herein for interest and the Letter of Credit Fee.

               (c) Unused Line Fee. For every month during the term of this Agreement, the Borrowers shall pay to the Lender a fee (the "Unused Line Fee") in an amount equal to three-eighths of one percent (0.375%) per annum, multiplied by the average daily amount by which the Maximum Revolving Credit Line exceeds the sum of (i) the average daily outstanding amount of all Revolving Loans and (ii) the average daily undrawn face amount of all outstanding Letters of Credit during such month, with the unpaid balance calculated for this purpose by applying payments immediately upon receipt. Such a fee, if any, shall be calculated on the basis of a year of three hundred sixty (360) days and actual days elapsed, and shall be payable to the Lender on the first day of each month with respect to the prior month, and on the Stated Termination Date.

          3.2 Conversion and Continuation Elections.

               (a) Each Borrower may, upon irrevocable written notice to the Lender in accordance with Subsection 3.2(b):

                    (i)  elect, as of any Business Day, in the
     case of Reference Rate Loans (other than Seasonal Overadvances) to convert any such Loans (or any part thereof in an amount not less than $2,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into LIBOR Rate Loans; or

                    (ii)  elect, as of the last day of the
     applicable Interest Period, to continue any LIBOR Rate Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $2,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

provided, that if at any time the aggregate amount of LIBOR Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $2,000,000, such LIBOR Rate Loans shall automatically convert into Reference Rate Loans, and on and after such date the right of the Borrower to continue such Loans as, and convert such Loans into, LIBOR Rate Loans, as the case may be, shall terminate.

               (b) Pentech, on behalf of the Borrower desiring to convert or continue any Revolving Loans, shall deliver a notice in the form of Exhibit D (a "Notice of Conversion/ Continuation") to be received by the Lender not later than 11:00 a.m. (New York time) at least three Business Days in advance of the date of conversion or continuation, if the Loans are to be converted into or continued as LIBOR Rate Loans, specifying:

                    (A)  the proposed conversion/continuation
          date;

                    (B)  the aggregate amount of Loans to be
converted or continued;

                    (C)  the type of Loans resulting from the
proposed conversion or continuation;

                    (D)   the duration of the requested Interest
Period; and

                    (E) the Borrower on whose behalf such Notice of Conversion/Continuation is being delivered.

               (c) If upon the expiration of any Interest Period applicable to LIBOR Rate Loans, a Borrower has failed to select timely a new Interest Period to be applicable to LIBOR Rate Loans or if any Default or Event of Default then exists, the Borrower shall be deemed to have elected to convert such LIBOR Rate Loans into Reference Rate Loans effective as of the expiration date of such Interest Period.

               (d) During the existence of a Default or Event of Default, no Borrower may elect to have a Loan converted into or continued as a LIBOR Rate Loan.

               (e) After giving effect to any conversion or continuation of Loans, there may not be more than four (4) different Interest Periods in effect.

          3.3 Maximum Interest Rate. In no event shall any interest rate provided for hereunder exceed the maximum rate permissible for corporate borrowers under applicable law for loans of the type provided for hereunder (the "Maximum Rate"). If, in any month, any interest rate, absent such limitation, would have exceeded the Maximum Rate, then the interest rate for that month shall be the Maximum Rate, and, if in future months, that interest rate would otherwise be less than the Maximum Rate, then that interest rate shall remain at the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event that, upon payment in full of the Obligations under this Agreement, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would, but for this Section 3.3, have been paid or accrued if the interest rates otherwise set forth in this Agreement had at all times been in effect, then the Borrower shall, to the extent permitted by applicable law, pay the Lender, an amount equal to the difference between (a) the lesser of (i) the amount of interest which would have been charged if the Maximum Rate had, at all times, been in effect or (ii) the amount of interest which would have accrued had the interest rates otherwise set forth in this Agreement, at all times, been in effect and (b) the amount of interest actually paid or accrued under this Agreement. In the event that a court determines that the Lender has received interest and other charges hereunder in excess of the Maximum Rate, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations other than interest, in the inverse order of maturity, and if there are no Obligations outstanding, the Lender shall refund such excess to the Borrowers.

          3.4 Facility Fee. The Borrowers will pay to the Lender on the Closing Date a facility fee in the amount of one-half of one percent (0.50%) of the amount of the Total Facility (the "Facility Fee"). The Lender and each Borrower agree that the Facility Fee shall be financed by the Lender as a Revolving Loan, to the extent not previously paid.

          3.5 Letter of Credit Fee. The Borrowers agree to pay to the Lender, for each Letter of Credit, a fee (the "Letter of Credit Fee") equal to one and one-half percent (1.50%) per annum of the undrawn face amount of each Letter of Credit plus all out-of-pocket costs, fees and expenses incurred by the Lender in connection with the application for, issuance of, or amendment to any Letter of Credit, which costs, fees and expenses could include a "fronting fee" required to be paid by the Lender to such issuer for the assumption of the settlement risk in connection with the issuance of such Letter of Credit. The Letter of Credit Fee shall be payable monthly in arrears on the first day of each month following any month in which a Letter of Credit was issued and/or in which a Letter of Credit remains outstanding. The Letter of Credit Fee shall be computed on the basis of a year of three hundred sixty (360) days for the actual number of days elapsed.


     4.   PAYMENTS AND PREPAYMENTS.

          4.1 Revolving Loans. The Borrowers shall repay the outstanding principal balance of the Revolving Loans, plus all accrued but unpaid interest thereon, upon the termination of this Agreement for any reason. The Borrowers may prepay Revolving Loans at any time, and reborrow subject to the terms of this Agreement. In addition, and without limiting the generality of the foregoing, the Borrowers shall (a) repay any outstanding Seasonal Overadvances by the Overadvance Repayment Date applicable thereto, and (b) pay to the Lender, on demand, the amount by which the unpaid principal balance of the Revolving Loans made to any Borrower at any time exceeds the Maximum Revolver Amount for such Borrower (determined for this purpose as if the amount of the Revolving Loans were zero) at such time or the unpaid principal balance of the Revolving Loans to all Borrowers exceeds the Aggregate Maximum Revolver Amount (determined for this purpose as if the amount of the Revolving Loans were zero) at such time.

          4.2 Place and Form of Payments; Extension of Time. All payments of principal, interest, premium, and other sums due to the Lender shall be made at the Lender's address set forth in
Section 15.8. Except for Proceeds received directly by the Lender, all such payments shall be made in immediately available funds. If any payment of principal, interest, premium, or other sum to be made hereunder becomes due and payable on a day other than a Business Day, the due date of such payment shall be extended to the next succeeding Business Day and interest thereon shall be payable at the applicable interest rate during such extension.

          4.3 Application and Reversal of Payments. The Lender shall determine in its sole discretion the order and manner in which Proceeds of Collateral and other payments that the Lender receives are applied to the Revolving Loans, interest thereon, and the other Obligations, and each Borrower hereby irrevocably waives the right to direct the application of any payment or Proceeds. The Lender shall have the continuing and exclusive right to apply and reverse and reapply any and all such Proceeds and payments to any portion of the Obligations.

          4.4 INDEMNITY FOR RETURNED PAYMENTS. IF AFTER RECEIPT OF ANY PAYMENT WHICH IS APPLIED TO THE PAYMENT OF ALL OR ANY PART OF THE OBLIGATIONS, THE LENDER IS FOR ANY REASON COMPELLED TO SURRENDER SUCH PAYMENT TO ANY PERSON BECAUSE SUCH PAYMENT IS INVALIDATED, DECLARED FRAUDULENT, SET ASIDE, DETERMINED TO BE VOID OR VOIDABLE AS A PREFERENCE, AN IMPERMISSIBLE SETOFF, OR A DIVERSION OF TRUST FUNDS, OR FOR ANY OTHER REASON, THEN: THE OBLIGATIONS OR PART THEREOF INTENDED TO BE SATISFIED SHALL BE REVIVED AND CONTINUE AND THIS AGREEMENT SHALL CONTINUE IN FULL FORCE AS IF SUCH PAYMENT HAD NOT BEEN RECEIVED BY THE LENDER AND THE BORROWER SHALL BE LIABLE TO PAY TO THE LENDER AND HEREBY DOES INDEMNIFY THE LENDER AND HOLD THE LENDER HARMLESS FOR THE AMOUNT OF SUCH PAYMENT SURRENDERED. The provisions of this Section 4.4 shall be and remain effective notwithstanding any contrary action which may have been taken by the Lender in reliance upon such payment, and any such contrary action so taken shall be without prejudice to the Lender's rights under this Agreement and shall be deemed to have been conditioned upon such payment having become final and irrevocable. The provisions of this Section 4.4 shall survive the termination of this Agreement.

     5. LENDER'S BOOKS AND RECORDS; MONTHLY STATEMENTS. Each Borrower agrees that the Lender's books and records showing the Obligations and the transactions pursuant to this Agreement and the other Loan Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute prima facie proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument. The Lender will provide to the Borrowers a monthly statement of Loans, payments, and other transactions pursuant to this Agreement.
Such statement shall be deemed correct, accurate, and binding on each Borrower and as an account stated (except for reversals and reapplications of payments made as provided in Section 4.3 and corrections of errors discovered by the Lender), unless any Borrower notifies the Lender in writing to the contrary within sixty (60) days after such statement is rendered. In the event a timely written notice of objections is given by any Borrower, only the items to which exception is expressly made will be considered to be disputed by such Borrower.

     6.  TAXES, YIELD PROTECTION AND ILLEGALITY

          6.1  Taxes.

               (a) Any and all payments by the Borrowers to the Lender under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes. In addition, the Borrowers shall pay all Other Taxes.

               (b) Each Borrower agrees to indemnify and hold harmless the Lender for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by the Lender and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date the Lender makes written demand therefor.

               (c) If any Borrower shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to Lender, then:

                    (i)  the sum payable shall be increased as
necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) the Lender receives an amount equal to the sum it would have received had no such deductions or withholdings been made;

                    (ii)  such Borrower shall make such
deductions and withholdings;

                    (iii)  such Borrower shall pay the full
amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

                    (iv)  such Borrower shall also pay to the
Lender at the time interest is paid, all additional amounts which the Lender specifies as necessary to preserve the after-tax yield the Lender would have received if such Taxes or Other Taxes had not been imposed.

               (d) Within 30 days after the date of any payment by any Borrower of Taxes or Other Taxes, such Borrower shall furnish the Lender the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Lender.


          6.2  Illegality.

               (a)  If the Lender determines that the
introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Public Authority has asserted that it is unlawful, for the Lender or its applicable lending office to make LIBOR Rate Loans, then, on notice thereof by the Lender to the Borrowers, any obligation of the Lender to make LIBOR Rate Loans shall be suspended until the Lender notifies the Borrowers that the circumstances giving rise to such determination no longer exist.

               (b) If the Lender determines that it is unlawful to maintain any LIBOR Rate Loan, each Borrower shall, upon its receipt of notice of such fact and demand from the Lender, prepay in full such LIBOR Rate Loans then outstanding, together with interest accrued thereon and amounts required under Section 6.4, either on the last day of the Interest Period thereof, if the Lender may lawfully continue to maintain such LIBOR Rate Loans to such day, or immediately, if the Lender may not lawfully continue to maintain such LIBOR Rate Loans. If any Borrower is required to so prepay any LIBOR Rate Loan, then concurrently with such prepayment, such Borrower shall borrow from the Lender, in the amount of such repayment, a Reference Rate Loan.

          6.3  Increased Costs and Reduction of Return.

                (a)  If the Lender determines that, due to either
(i) the introduction of or any change in the interpretation of any law or regulation or (ii) the compliance by the Lender with any guideline or request from any central bank or other Public Authority (whether or not having the force of law), there shall be any increase in the cost to the Lender of agreeing to make or making, funding or maintaining any LIBOR Rate Loans, then the Borrowers shall be liable for, and shall from time to time, upon demand, pay to the Lender, additional amounts as are sufficient to compensate the Lender for such increased costs.

               (b) If the Lender shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Public Authority charged with the interpretation or administration thereof, or (iv) compliance by the Lender or any corporation controlling the Lender with any Capital Adequacy Regulation, affects or would affect the amount of capital, reserves, or special deposits required or expected to be maintained by the Lender or any corporation controlling the Lender and (taking into consideration such Lender's or such corporation's policies with respect to capital adequacy and such Lender's desired return on capital) determines that the amount of such capital, reserves, or special deposits is increased as a consequence of its loans, credits or obligations under this Agreement, then, upon demand of the Lender to the Borrowers, the Borrowers shall pay to the Lender, from time to time as specified by the Lender, additional amounts sufficient to compensate the Lender for such increase. Notwithstanding the foregoing, all such amounts shall be subject to the provisions of Section 3.3.

          6.4  Funding Losses.  The Borrowers shall reimburse the
Lender and hold the Lender harmless from any loss or expense which the Lender may sustain or incur as a consequence of:

               (a) the failure of any Borrower to make on a timely basis any payment of principal of any LIBOR Rate Loan;

               (b)  the failure of any Borrower to borrow,
continue or convert a Loan after such Borrower has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

               (c) the prepayment or other payment (including after acceleration thereof) of an LIBOR Rate Loan on a day that is not the last day of the relevant Interest Period;

including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its LIBOR
Rate Loans or from fees payable to terminate the deposits from which such funds were obtained.

          6.5 Inability to Determine Rates. If the Lender determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan, or that the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan does not adequately and fairly reflect the cost to the Lender of funding such Loan, the Lender will promptly so notify the Borrowers. Thereafter, the obligation of the Lender to make or maintain LIBOR Rate Loans hereunder shall be suspended until the Lender revokes such notice in writing. Upon receipt of such notice, the Borrowers may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If a Borrower does not revoke such Notice, the Lender shall make, convert or continue the Loans, as proposed by such Borrower, in the amount specified in the applicable notice submitted by such Borrower, but such Loans shall be made, converted or continued as Reference Rate Loans instead of LIBOR Rate Loans.

          6.6 Survival. The agreements and obligations of the Borrowers in this Section 6 shall survive the payment of all other Obligations.


     7.   COLLATERAL.

          7.1 Grant of Security Interest.

               (a) As security for the Obligations, each Borrower hereby grants to the Lender a continuing security interest in, lien on, and assignment of all of the following Property of such
Borrower: (i) all Receivables, Inventory, Equipment, Assigned Contracts, Proprietary Rights and Proceeds, wherever located and whether now existing or hereafter arising or acquired; (ii) all moneys, securities and other property and the Proceeds thereof, now or hereafter held or received by, or in transit to, the Lender from or for such Borrower, whether for safekeeping, pledge, custody, transmission, collection or otherwise, including, without limitation, all of such Borrower's deposit accounts, credits, and balances with the Lender and all claims of such Borrower against the Lender at any time existing; (iii) all of such Borrower's deposit accounts with any financial institutions with which such Borrower maintains deposits; and
(iv) all books, records and other Property relating to or referring to any of the foregoing, including, without limitation, all books, records, ledger cards, data processing records, computer software and other property and general intangibles at any time evidencing or relating to the Receivables, Inventory, Equipment, Assigned Contracts, Proprietary Rights, Proceeds, and other property referred to above (all of the foregoing, and all other property in which the Lender may at any time be granted a Lien, being herein collectively referred to as the "Collateral"). The Lender shall have all of the rights of a secured party with respect to the Collateral under the UCC and other applicable laws.

               (b) All Obligations shall constitute a single loan secured by the Collateral. The Lender may, in its sole discretion, (i) exchange, waive, or release any of the Collateral, (ii) apply Collateral and direct the order or manner of sale thereof as the Lender may determine, and (iii) settle, compromise, collect, or otherwise liquidate any Collateral in any manner, all without affecting the Obligations or the Lender's right to take any other action with respect to any other Collateral.

          7.2 Perfection and Protection of Security Interest. Each Borrower shall, at its expense, perform all steps requested by the Lender at any time to perfect, maintain, protect, and enforce the Security Interest including, without limitation: (a) executing and filing financing or continuation statements, and amendments thereof, and (upon the Lender's request) executing and recording of additional Patent, Copyright and Trademark Assignments, all in form and substance satisfactory to the Lender; (b) delivering to the Lender the original certificates of title for motor vehicles with the Security Interest properly endorsed thereon; (c) delivering to the Lender the originals of all instruments, documents, and chattel paper, and all other Collateral of which the Lender determines it should have physical possession in order to perfect and protect the Security Interest therein, duly endorsed or assigned to the Lender without restriction; (d) delivering to the Lender warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued; (e) transferring Inventory to warehouses designated by the Lender; (f) placing notations on such Borrower's books of account to disclose the Security Interest; (g) executing and delivering to the Lender a security agreement relating to the Reversions in form and substance satisfactory to the Lender; (h) delivering to the Lender all letters of credit on which such Borrower is named beneficiary; and (i) taking such other steps as are deemed necessary by the Lender to maintain the Security Interest. To the extent permitted by applicable law, the Lender may file, without any Borrower's signature, one or more financing statements disclosing the Security Interest. Each Borrower agrees that a carbon, photographic, photostatic, or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement. If any Collateral is at any time in the possession or control of any warehouseman, bailee or agent or processor of a Borrower, then such Borrower shall notify the Lender thereof and shall notify such Person of the Security Interest in such Collateral and, upon the Lender's request, instruct such Person to hold all such Collateral for the Lender's account subject to the Lender's instructions. If at any time any Collateral of any Borrower is located on any Premises that are not owned by such Borrower, then such Borrower shall obtain written waivers, in form and substance satisfactory to the Lender, of all present and future Liens to which the owner or lessor or any mortgagee of such Premises may be entitled to assert against the Collateral. From time to time, each Borrower shall, upon Lender's request, execute and deliver confirmatory written instruments pledging to the Lender the Collateral, but a Borrower's failure to do so shall not affect or limit the Security Interest or the Lender's other rights in and to the Collateral. So long as this Agreement is in effect and until all Obligations have been fully satisfied, the Security Interest shall continue in full force and effect in all Collateral (whether or not deemed eligible for the purpose of calculating the Maximum Revolver Amount or Availability for any Borrower or as the basis for any advance, loan, extension of credit, or other financial accommodation).

          7.3 Location of Collateral. Each Borrower represents and warrants to the Lender that: (a) Schedule 7.3 is a correct and complete list of each Borrower's chief executive office, the location of its books and records, the locations of the Collateral (except for (1) not more than $1,750,000 in the aggregate for all Borrowers of Inventory located temporarily at third-party processors for completion of packaging (of which not more than $250,000 can be located outside of the state of New Jersey), and (2) not more than $500,000 in the aggregate for all Borrowers of Inventory located in The Netherlands), and the locations of all of its other places of business and (b) Schedule
7.3 correctly identifies any of such facilities and locations that are not owned by such Borrower and sets forth the names of the owners and lessors or sub-lessors of, and, to the best of such Borrower's knowledge, the holders of any mortgages on, such facilities and locations. Each Borrower covenants and agrees that it will not maintain any Collateral (except for (1) not more than $1,750,000 in the aggregate for all Borrowers of Inventory located temporarily at third-party processors for completion of packaging (of which not more than $250,000 can be located outside of the state of New Jersey), and (2) not more than $500,000 in the aggregate for all Borrowers of Inventory located in The Netherlands) at any location other than those listed on Schedule 7.3, and it will not otherwise change or add to any of such locations, unless it gives the Lender at least 30 days' prior written notice thereof and executes any and all financing statements and other documents that the Lender requests in connection therewith.

          7.4 Title to, Liens on, and Sale and Use of Collateral. Each Borrower represents and warrants to the Lender that: (a) all Collateral is and will continue to be owned by the Borrowers free and clear of all Liens whatsoever, except for the Security Interest and other Permitted Liens; (b) the Security Interest will not be subject to any prior Lien except for the Liens described in (b), (c), (e), (f), (i) and (j) of the definition of Permitted Liens; (c) each Borrower will use, store, and maintain the Collateral with all reasonable care and will use the Collateral for lawful purposes only; (d) upon the Lender's request, Accounts due from the United States or any agency or department of the United States shall be duly assigned to the Lender in full compliance with the Federal Assignment of Claims Act (31 U.S.C.A. sec. 3727 et seq.); and (e) no Borrower will, without the Lender's prior written approval, sell, lease, or dispose of or permit the sale or disposition of the Collateral or any portion thereof, except for sales of Inventory in the ordinary course of business and as permitted by Section 7.11.
The inclusion of Proceeds in the Collateral shall not be deemed the Lender's consent to any sale or other disposition of the Collateral except as expressly permitted herein.

          7.5 Appraisals. Whenever a Default or Event of Default exists, and at such other times not more frequently than once a year as the Lender requests, each Borrower shall, at its expense and upon the Lender's request, provide the Lender with appraisals or updates thereof of any or all of the Collateral from an appraiser.

          7.6 Access and Examination. The Lender may at all reasonable times have access to, examine, audit, make extracts from and inspect the Borrowers' records, files, and books of account and the Collateral and may discuss the Borrowers' affairs with the Borrowers' officers and management. Each Borrower will deliver to the Lender any instrument necessary for the Lender to obtain records from any service bureau maintaining records for such Borrower. The Lender may, at any time when a Default or Event of Default exists and at the Borrowers' expense, make copies of all of such Borrower's books and records, or require the Borrowers to deliver such copies to the Lender. The Lender may, without expense to the Lender, use such of the Borrowers' personnel, supplies, and Premises as may be reasonably necessary for maintaining or enforcing the Security Interest. The Lender shall have the right, at any time, in the Lender's name or in the name of a nominee of the Lender, to verify the validity, amount or any other matter relating to the Accounts, by mail, telephone, or otherwise.

          7.7 Insurance. The Borrowers shall insure the Collateral against loss or damage by fire with extended coverage for theft, burglary, pilferage, loss in transit, and such other hazards as the Lender shall specify, in amounts, under policies and by insurers acceptable to the Lender. The Borrowers shall also maintain flood insurance for any Equipment and Inventory located in an area in which real estate is designated as a "flood prone" or a "flood risk area," (hereinafter "SFHA") as defined by the Flood Disaster Protection Act of 1973, in an amount to be reasonably determined by the Lender. The Borrowers shall cause the Lender to be named in each such policy as secured party and loss payee or additional insured, in a manner acceptable to the Lender. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than thirty
(30) days' prior written notice to the Lender in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of the Lender shall not be impaired or invalidated by any act or neglect of any Borrower or the owner of any premises where Collateral is located nor by the occupation of such premises for purposes more hazardous than are permitted by such policy. The Borrowers shall pay, upon Lender's request, all fees incurred by the Lender to determine whether any of the real estate and other Collateral is located in a SFHA. The Borrowers shall also pay all premiums for such insurance when due, and shall deliver to the Lender certificates of insurance and, if requested, photocopies of the policies. If the Borrowers fail to pay such fees or to procure such insurance or the premiums therefor when due, the Lender may (but shall not be required to) do so and charge the costs thereof to the Borrowers' loan account as a Revolving Loan. The Borrowers shall promptly notify the Lender of any loss, damage, or destruction to the Collateral or arising from its use, whether or not covered by insurance. The Lender is hereby authorized to collect all insurance proceeds directly. After deducting from such proceeds the expenses, if any, incurred by Lender in the collection or handling thereof, the Lender may apply such proceeds to the reduction of the Obligations in such order as Lender determines, or at the Lender's option may permit or require the Borrowers to use such money, or any part thereof, to replace, repair, restore or rebuild the Collateral in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage or destruction.

          7.8 Collateral Reporting. Each Borrower will provide the Lender with the following documents at the following times in form satisfactory to the Lender: (a) on a weekly basis (on each Tuesday for the week ending on the previous Friday) or more frequently if so requested by the Lender, a borrowing base report, a schedule of credit memos and reports, a schedule of collections of accounts receivable, a schedule of Accounts created since the last such schedule and a report of the inventory balance based on the perpetual inventory reports; (b) upon request, copies of invoices, credit memos, shipping and delivery documents; (c) monthly ageings (on both a due date basis and an invoice date basis) of accounts receivable no later than the 10th day of the following month; (d) monthly aged inventory reports by category no later than the 10th day of the following month and a report of the inventory balance (by location) based on the perpetual inventory reports; (e) upon request, monthly perpetual inventory reports; (f) monthly ageings of accounts payable no later than the 10th day of the following month; (g) upon request, copies of purchase orders, invoices, and delivery documents for Inventory and Equipment acquired by any Borrower;
(h) such other reports as to the Collateral as the Lender shall request from time to time; and (i) certificates of an officer of each Borrower certifying as to the foregoing. If any Borrower's records or reports of the Collateral are prepared by an accounting service or other agent, such Borrower hereby authorizes such service or agent to deliver such records, reports, and related documents to the Lender.

          7.9 Accounts.

               (a) Each Borrower hereby represents and warrants to the Lender and agrees with the Lender that, with respect to the Borrowers' Accounts: (i) each existing Account represents, and each future Account will represent, a bona fide sale or lease and delivery of goods by a Borrower, or rendition of services by a Borrower, in the ordinary course of such Borrower's business;
(ii) each existing Account is, and each future Account will be, for a liquidated amount payable by the Account Debtor thereon on the terms set forth in the invoice therefor or in the schedule thereof delivered to the Lender, without offset, deduction, defense, or counterclaim; (iii) no payment will be received with respect to any Account, and no credit, discount, or extension, or agreement therefor will be granted on any Account, except as reported to the Lender in accordance with this Agreement; (iv) each copy of an invoice delivered to the Lender by any Borrower will be a genuine copy of the original invoice sent to the Account Debtor named therein; and (v) all goods described in each invoice will have been delivered to the Account Debtor and all services of any Borrower described in each invoice will have been performed.

               (b) No Borrower shall re-date any invoice or sale or make sales on extended dating beyond that customary in such Borrower's business or extend or modify any Account. If any Borrower becomes aware of any matter affecting any Account, including information regarding the Account Debtor's creditworthiness, such Borrower will promptly so advise the Lender.

               (c) No Borrower shall accept any note or other instrument (except a check or other instrument for the immediate payment of money) with respect to any Account without the Lender's written consent. If the Lender consents to the acceptance of any such note or other instrument, it shall be considered as evidence of the Account and not payment thereof, and such Borrower will promptly deliver such note or instrument to the Lender appropriately endorsed. Regardless of the form of presentment, demand, notice of dishonor, protest, and notice of protest with respect thereto, such Borrower will remain liable thereon until such note or instrument is paid in full.

               (d) Each Borrower shall notify the Lender promptly of all disputes and claims with Account Debtors and settle or adjust them at no expense to the Lender, but no discount, credit or allowance shall be granted to any Account Debtor without the Lender's consent, except for discounts, credits and allowances made or given in the ordinary course of such Borrower's business when no Event of Default exists hereunder. Each Borrower shall send the Lender a copy of each credit memorandum in excess of $50,000 as soon as issued and copies of all credit memorandum on a weekly basis. The Lender may at all times when an Event of Default exists hereunder settle or adjust disputes and claims directly with customers or Account Debtors for amounts and upon terms which the Lender considers advisable and, in all cases, the Lender will credit the Borrowers' loan account with only the net amounts received by the Lender in payment of any Accounts.

               (e) If an Account Debtor returns any Inventory to any Borrower when no Event of Default exists, then such Borrower shall promptly determine the reason for such return and shall issue a credit memorandum to the Account Debtor in the appropriate amount. Such Borrower shall immediately report to the Lender any return involving an amount in excess of $50,000 and shall report all returns to the Lender on a weekly basis. Each such report shall indicate the reasons for the returns and the locations and condition of the returned Inventory. In the event any Account Debtor returns Inventory to any Borrower when an Event of Default exists, such Borrower shall: (i) hold the returned Inventory in trust for the Lender; (ii) segregate all returned Inventory from all of its other Property; (iii) dispose of the returned Inventory solely according to the Lender's written instructions; and (iv) not issue any credits or allowances with respect thereto without the Lender's prior written consent. All returned Inventory shall remain subject to the Security Interest. Whenever any Inventory is returned, the related Account shall be deemed ineligible, and the relevant Borrower's Maximum Revolver Amount shall be adjusted accordingly.

          7.10 Collection of Accounts; Payments.

               (a) Until the Lender notifies any Borrower to the contrary, each Borrower shall make collection of all Accounts and other Collateral for the Lender, shall receive all payments as the Lender's trustee, and shall immediately deliver all payments to the Lender in their original form duly endorsed in blank or deposit them into a Payment Account established at the Lender's request, as the Lender may direct. If the Lender requests, the Borrowers shall establish a lock-box service for collections of Accounts at a bank mutually acceptable to the Lender and the Borrowers and pursuant to documentation satisfactory to the Lender. If such lock-box service is established, each Borrower shall instruct all of its Account Debtors to make all payments directly to the address established for such service. If, notwithstanding such instructions, any Borrower receives any Proceeds of Accounts, it shall receive such payments as the Lender's trustee, and shall immediately deliver such payments to the Lender in their original form duly endorsed in blank or deposit them into a Payment Account, as the Lender may direct. All collections received in any such lock box or Payment Account or directly by any Borrower or the Lender, and all funds in any Payment Account or other account to which such collections are deposited, shall be the sole property of the Lender and subject to the Lender's sole control. The Lender or the Lender's designee may, at any time, notify obligors that the Accounts have been assigned to the Lender and of the Security Interest therein, and may collect them directly and charge the collection costs and expenses to the Borrowers' loan account as a Revolving Loan. At the Lender's request, each Borrower shall execute and deliver to the Lender such documents as the Lender shall require to grant the Lender access to any post office box in which collections of Accounts are received.

               (b) If sales of Inventory are made for cash, each Borrower shall immediately deliver to the Lender the identical checks, cash, or other forms of payment which such Borrower receives.

               (c) All payments received by the Lender on account of Accounts or as Proceeds of other Collateral will be the Lender's sole property and will be credited to the Borrowers' loan account (conditional upon final collection) upon the Lender's receipt of such funds at its account.

               (d) In the event the Borrowers repay all of the Obligations upon the termination of this Agreement, other than through the Lender's receipt of payments on account of Accounts or Proceeds of other Collateral, such payment will be credited (conditional upon final collection) to the Borrowers' loan account after the Lender's receipt thereof at its account.

          7.11 Inventory. Each Borrower represents and warrants to the Lender that all of the Inventory is and will be held for sale or lease, or to be furnished in connection with the rendition of services in the ordinary course of the Borrowers' business and is and will be fit for such purposes. Each Borrower will keep the Inventory in good and marketable condition, at its own expense. No Borrower will, without prior written notice to the Lender, acquire or accept any Inventory on consignment or approval. Each Borrower agrees that all Inventory will be produced in accordance with the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations, and orders thereunder. Each Borrower will maintain a perpetual inventory reporting system at all times. Each Borrower will conduct a physical count of its Inventory at least once per Fiscal Year, and at such other times as the Lender requests, and shall promptly supply the Lender with a copy of such count accompanied by a report of the value of such Inventory (valued at the lower of cost, on a first-in, first-out basis, or market value). No Borrower will, without the Lender's prior written consent, sell any Inventory on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis.

          7.12 Equipment. Each Borrower represents and warrants to the Lender that all of the Equipment is and will be used or held for use in the Borrowers' business and is and will be fit for such purposes. Each Borrower shall keep and maintain the Equipment in good operating condition and repair (ordinary wear and tear excepted) and shall make all necessary replacements thereof. Each Borrower shall promptly inform the Lender of any material additions to or deletions from the Equipment. No Borrower shall permit any Equipment to become a fixture to real property or an accession to other personal property, unless the Lender has a valid, perfected, and first priority Security Interest in such real or personal property. No Borrower will, without the Lender's prior written consent, alter or remove any identifying symbol or number on the Equipment. No Borrower shall, without the Lender's prior written consent, sell, lease as a lessor, or otherwise dispose of any of the Equipment provided, however, that a Borrower may dispose of obsolete or unusable Equipment having an orderly liquidation value no greater than $100,000 individually and $250,000 in the aggregate in any Fiscal Year, without the Lender's consent, subject to the conditions set forth below. In the event any of the Equipment is sold, transferred or otherwise disposed of with the Lender's prior written consent or as otherwise permitted hereby and: (a) such sale, transfer or disposition is effected without replacement of such Equipment, or such Equipment is replaced by Equipment leased by a Borrower, or by Equipment purchased by a Borrower subject to a lien or other right constituting a Permitted Lien, then such Borrower shall deliver all of the cash proceeds of any such sale, transfer or disposition to the Lender, which proceeds shall be applied to the repayment of the Obligations; or (b) such sale, transfer or disposition is made in connection with the purchase by a Borrower of replacement Equipment (other than subject to a Permitted Lien), then such Borrower shall use the proceeds of such sale, transfer or disposition to finance the purchase by such Borrower of replacement Equipment and shall deliver to the Lender written evidence of the use of the proceeds for such purchase. All replacement Equipment purchased by a Borrower shall be free and clear of all liens, claims and encumbrances, except for the Security Interest and other Permitted Liens.

          7.13 Licenses; Settlement Documents; Assigned Contracts. Each Borrower shall fully and timely perform all of its obligations under each of the Licenses and each of the Settlement Documents and shall enforce all of its rights and remedies thereunder (in each case whether or not they are assigned or assignable to the Lender). Each Borrower shall fully and timely perform all of its obligations under each of the other Assigned Contracts, and shall enforce all of its rights and remedies thereunder as it deems appropriate in its business judgment, provided, however, that no Borrower shall take any action or fail to take any action with respect to such other Assigned Contracts that would result in a waiver or other loss of any material right or remedy of such Borrower thereunder.
Without limiting the generality of the foregoing, each Borrower shall take all action necessary or appropriate to permit, and shall not take any action which would have any adverse effect upon, the full enforcement of all indemnification rights under the Licenses and Settlement Documents (whether or not they constitute Assigned Contracts) and other Assigned Contracts. No Borrower shall, without the Lender's prior written consent, modify, amend, supplement, compromise, satisfy, release, or discharge any of the Licenses and Settlement Documents (whether or not they constitute Assigned Contracts) and other Assigned Contracts, any collateral securing the same, any Person liable directly or indirectly with respect thereto, or any agreement relating to any of the Licenses and Settlement Documents (whether or not they constitute Assigned Contracts) and other Assigned Contracts or the collateral therefor; provided, however, that the Borrowers may terminate or modify individual Licenses in the ordinary course of their business, consistent with past practices. Each Borrower shall notify the Lender in writing, promptly after it becomes aware thereof, of any event or fact which could give rise to a claim by it for indemnification under any of the Licenses, Settlement Documents (whether or not they constitute Assigned Contracts) and other Assigned Contracts and shall diligently pursue such right and report to the Lender on all further developments with respect thereto. Each Borrower shall remit directly to the Lender, for application to the Obligations in such order as the Lender determines, all amounts received by such Borrower as indemnification or otherwise pursuant to the Licenses, Settlement Documents (whether or not they constitute Assigned Contracts) and other Assigned Contracts. If any Borrower shall fail after the Lender's demand to diligently pursue any right under the Assigned Contracts, or if an Event of Default exists, then the Lender may directly enforce such right in its own or any Borrower's name and may enter into such settlements or other agreements with respect thereto as the Lender determines. All amounts thereby recovered by the Lender, after deducting Lender's costs and expenses in connection therewith, shall be applied to the Obligations in such order as the Lender determines. In any suit, proceeding or action brought by the Lender under any Assigned Contract for any sum owing thereunder or to enforce any provision thereof, the Borrowers shall indemnify and hold the Lender harmless from and against all expense, loss or damage suffered by reason of any defense, setoff, counterclaim, recoupment, or reduction of liability whatsoever of the obligor thereunder arising out of a breach by any Borrower of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing from any Borrower to or in favor of such obligor or its successors. All such obligations of any Borrower shall be and remain enforceable only against a Borrower and shall not be enforceable against the Lender. Notwithstanding any provision hereof to the contrary, the Borrowers shall at all times remain liable to observe and perform all of its duties and obligations under the Assigned Contracts and the Lender's exercise of any of its rights with respect to the Collateral shall not release any Borrower from any of such duties and obligations. The Lender shall not be obligated to perform or fulfill any of the Borrower's duties or obligations under the Assigned Contracts or to make any payment thereunder or to make any inquiry as to the nature or sufficiency of any payment or Property received by it thereunder or the sufficiency of performance by any party thereunder, or to present or file any claim, or to take any action to collect or enforce any performance or payment of any amounts due.

          7.14 Documents, Instruments, and Chattel Paper. Each Borrower represents and warrants to the Lender that: (a) all documents, instruments, and chattel paper describing, evidencing, or constituting Collateral, and all signatures and endorsements thereon, are and will be complete, valid, and genuine; and (b) all goods evidenced by such documents, instruments, and chattel paper are and will be owned by a Borrower free and clear of all Liens other than Permitted Liens.

          7.15 Right to Cure. The Lender may, in its sole discretion and at any time, pay any amount or do any act required of any Borrower hereunder to preserve, protect, maintain or enforce the Obligations, the Collateral or the Security Interest, and which such Borrower fails to pay or do, including, without limitation, payment of any judgment against such Borrower, any insurance premium, any warehouse charge, any finishing or processing charge, any landlord's claim, and any other Lien upon or with respect to the Collateral. All payments that the Lender makes under this Section 7.15 and all out-of-pocket costs and expenses that the Lender pays or incurs in connection with any action taken by it hereunder shall be charged to the Borrowers' loan account as a Revolving Loan. The Lender may make all such payments according to any bill, statement or estimate received without inquiring into the accuracy of such bill, statement or estimate or into the validity of any tax, assessment, sale, forfeiture, tax lien or title or claim thereof. Any payment made or other action taken by the Lender under this Section 7.15 shall be without prejudice to any right to assert an Event of Default hereunder and to proceed thereafter as herein provided.

          7.16 Power of Attorney. Each Borrower hereby appoints the Lender and the Lender's designees as such Borrower's attorney, with power: (a) to endorse such Borrower's name on any checks, notes, acceptances, money orders, or other forms of payment or security that come into the Lender's possession; (b) to sign such Borrower's name on any invoice, bill of lading, or other document of title relating to any Collateral, on drafts against customers, on assignments of Accounts, on notices of assignment, financing statements and other public records, on verifications of Accounts and on notices to Account Debtors and to file any such financing statements by electronic means with or without a signature as authorized or required by applicable law or filing procedure; (c) to notify the post office authorities, when an Event of Default exists, to change the address for delivery of any Borrower's mail to an address designated by the Lender and to receive, open and dispose of all mail addressed to any Borrower; (d) to send requests for verification of Accounts to Account Debtors; and (e) to do all things necessary to carry out this Agreement. Each Borrower ratifies and approves all acts of such attorney. Neither the Lender nor the attorney will be liable for any acts or omissions or for any error of judgment or mistake of fact or law. This power, being coupled with an interest, is irrevocable until this Agreement has been terminated and the Obligations have been fully satisfied.

          7.17 Lender's Rights, Duties, and Liabilities. Each Borrower assumes all responsibility and liability arising from or relating to the use, sale, or other disposition of the Collateral. Neither the Lender nor any of its officers, directors, employees, and agents shall be liable or responsible in any way for the safekeeping of any of the Collateral, or for any act or failure to act with respect to the Collateral, or for any loss or damage thereto, or for any diminution in the value thereof, or for any act of default or any warehouseman, carrier, forwarding agency or other person whomsoever, all of which shall be at the Borrowers' sole risk. The Obligations shall not be affected by any failure of the Lender to take any steps to perfect the Security Interest or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release any Borrower from any of the Obligations. The Lender may (but shall not be required to), without notice to or consent from any Borrower, sue upon or otherwise collect, extend the time for payment of, modify or amend the terms of, compromise or settle for cash, credit, or otherwise upon any terms, grant other indulgences, extensions, renewals, compositions, or releases, and take or omit to take any other action with respect to the Collateral, any security therefor, any agreement relating thereto, any insurance applicable thereto, or any Person liable directly or indirectly in connection with any of the foregoing, without discharging or otherwise affecting the liability of any Borrower for the Obligations or under this Agreement or any other agreement now or hereafter existing between the Lender and any Borrower.


     8.   BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES.

          8.1 Books and Records. Each Borrower shall maintain, at all times, correct and complete books, records and accounts in which complete, correct and timely entries are made of its transactions in accordance with GAAP consistent with those applied in the preparation of the Financial Statements. Each Borrower shall, by means of appropriate entries, reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes and proper provision for depreciation and amortization of Property and bad debts, all in accordance with GAAP. Each Borrower shall maintain at all times books and records pertaining to the Collateral in such detail, form, and scope as the Lender shall reasonably require, including without limitation records of: (a) all payments received and all credits and extensions granted with respect to the Accounts; (b) the return, rejection, repossession, stoppage in transit, loss, damage, or destruction of any Inventory; and (c) all other dealings affecting the Collateral.

          8.2 Financial Information. Each Borrower shall promptly furnish to the Lender or its agents all such financial information as the Lender shall reasonably request, and notify its auditors and accountants that the Lender is authorized to obtain such information directly from them. Without limiting the foregoing, each Borrower and its Subsidiaries will furnish to the Lender, in such detail as the Lender shall request, the following:

               (a) As soon as available, but in any event not later than 90 days after the close of each Fiscal Year, (i) consolidated audited balance sheets, and statements of income and expense, and cash flow statements and statements of stockholders' investment for Pentech and its Subsidiaries for such Fiscal Year, and the accompanying notes thereto, and (ii) consolidating unaudited balance sheets, and statements of income and expense for Pentech and its Subsidiaries for such Fiscal Year, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of Pentech and its consolidated Subsidiaries as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such audited statements shall be examined in accordance with generally accepted auditing standards and accompanied by a report thereon unqualified as to scope by independent certified public accountants selected by such Borrower and reasonably satisfactory to the Lender.

               (b) As soon as available, but in any event not later than 45 days after the close of each fiscal quarter other than the fourth quarter of a Fiscal Year, consolidated and consolidating unaudited balance sheets of Pentech and its Subsidiaries as at the end of such quarter, and consolidated and consolidating unaudited statements of income and expense and cash flow statements and statements of stockholders' investment for Pentech and its Subsidiaries for such quarter and for the period from the beginning of the Fiscal Year to the end of such quarter, together with the accompanying notes thereto, all in reasonable detail, fairly presenting the financial position and results of operation of Pentech and its Subsidiaries as at the date thereof and for such periods, prepared in accordance with GAAP consistent with the audited Financial Statements required pursuant to
Section 8.2(a). Such statements shall be certified to be correct by the chief financial or accounting officer of such Pentech subject to normal year-end adjustments.

               (c) As soon as available, but in any event not later than 30 days after the end of each month, consolidated and consolidating unaudited balance sheets of Pentech and its Subsidiaries as at the end of such month, and consolidated and consolidating unaudited statements of income and expenses for Pentech and its Subsidiaries for such month and for the period from the beginning of the Fiscal Year to the end of such month, all in reasonable detail, fairly presenting the financial position and results of operation of Pentech and its Subsidiaries as at the date thereof and for such periods, and prepared in accordance with GAAP consistent with the audited Financial Statements required pursuant to Section 8.2(a). Such statements shall be certified to be correct by the chief financial or accounting officer of Pentech, subject to normal year-end adjustments.

               (d) Upon request of the Lender, with each of the audited Financial Statements delivered pursuant to Section 8.2(a), a certificate of the independent certified public accountants that examined such statements to the effect that they have reviewed and are familiar with the Loan Documents and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default, except for those, if any, described in reasonable detail in such certificate, and setting forth in reasonable detail the calculations required to establish that Pentech and its consolidated Subsidiaries were in compliance with the covenants set forth in Sections 10.19 through 10.22 during the period covered in such Financial Statements.

               (e)  (i) With each of the annual audited and
quarterly unaudited Financial Statements delivered pursuant to Sections 8.2(a) and 8.2(b), a certificate of the chief executive or chief financial officer of Pentech (A) setting forth in reasonable detail the calculations required (I) to establish that Pentech and its consolidated Subsidiaries were in compliance with the covenants set forth in Sections 10.19 through 10.22 during the period covered in such Financial Statements and (II) to determine the Fixed Charge Coverage Ratio for the purposes of subparagraph (b) of the definition of Performance Pricing Period,
(B) stating that, except as explained in reasonable detail in such certificate, (I) all of the representations and warranties of each Borrower contained in this Agreement and the other Loan Documents are correct and complete as at the date of such certificate as if made at such time, and (II) no Default or Event of Default then exists or existed during the period covered by such Financial Statements, and (C) describing and analyzing in reasonable detail all material trends, changes and developments in such Financial Statements. If any such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or Event of Default existed or exists, such certificate shall set forth what action such Borrower has taken or proposes to take with respect thereto.

               (ii) With each of the monthly unaudited Financial Statements delivered pursuant to Section 8.2(c), a certificate of the chief executive or chief financial officer of Pentech setting forth in reasonable detail the calculations required to establish that Pentech and its consolidated Subsidiaries were in compliance with the covenants set forth in Sections 10.19 through 10.22 during the period covered in such Financial Statements.

               (f) No sooner than 90 days and no later than 30 days prior to the beginning of each Fiscal Year, consolidated and consolidating projected balance sheets, statements of income and expense, and statements of cash flow for Pentech and its Subsidiaries as at the end of and for each month of such Fiscal Year, and on an annual basis for the next succeeding two Fiscal Years thereafter.

               (g) Within 45 days after the end of each fiscal quarter, a report of the Capital Expenditures of the Pentech and its Subsidiaries for such quarter and a statement of cash flow for Pentech and its Subsidiaries for the period from the beginning of the then current Fiscal Year to the end of such quarter, prepared in accordance with GAAP consistent with the audited Financial Statements required pursuant to Section 8.2(a).

               (h) Promptly after their preparation, copies of any and all proxy statements, financial statements, and reports which such Borrower makes available to its stockholders.

               (i) Promptly after filing with the PBGC, DOL, or IRS, a copy of each annual report or other filing or notice filed with respect to each Plan of such Borrower or any ERISA
Affiliate.

               (j) Promptly after filing with the IRS, a copy of each tax return filed by Pentech and each of its Subsidiaries.

               (k) Such additional information as the Lender may from time to time reasonably request regarding the financial and business affairs of such Borrower or any Subsidiary, including, without limitation, projections of future operations on both a consolidated and consolidating basis.

          8.3 Notices to Lender.  Each Borrower shall notify the
Lender in writing of the following matters at the following times:

               (a)  Immediately after becoming aware of the
existence of any Default or Event of Default.

               (b) Immediately after becoming aware that the holder of any Subordinated Obligations, of any other Debt of the Borrowers in an outstanding principal amount in excess of $25,000, or of any capital stock of Pentech has given notice or taken any action with respect to a claimed default.

               (c)  Immediately after becoming aware of any
material adverse change in any Borrower's Property, business, operations, or condition (financial or otherwise).

               (d)  Immediately after becoming aware of any
pending or threatened action, suit, proceeding, or counterclaim by any Person, or any pending or threatened investigation by a Public Authority, which may materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or any Borrower's Property, business, operations, or condition (financial or otherwise).

               (e)  Immediately after becoming aware of any
pending or threatened strike, work stoppage, material unfair labor practice claim, or other material labor dispute affecting
Pentech or any of its Subsidiaries.

               (f)  Immediately after becoming aware of any
violation of any law, statute, regulation, or ordinance of a Public Authority applicable to any Borrower, any Subsidiary, or their respective Properties which may materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or any Borrower's Property, business, operations, or condition (financial or otherwise).

               (g)  Immediately after becoming aware of any
violation by any Borrower of Environmental Laws or immediately upon receipt of and any notice that a Public Authority has asserted that any Borrower is not in compliance with Environmental Laws or that its compliance is being investigated.

               (h)  Thirty (30) days prior to any Borrower
changing its name or the address of its chief executive office.

               (i) Immediately after becoming aware of any ERISA Event, accompanied by any materials required to be filed with the PBGC with respect thereto; immediately after any Borrower's receipt of any notice concerning the imposition of any withdrawal liability under Section 4042 of ERISA with respect to a Plan; immediately upon the establishment of any Pension Plan not existing at the Closing Date or the commencement of contributions by any Borrower to any Pension Plan to which such Borrower was not contributing at the Closing Date; and immediately upon becoming aware of any other event or condition regarding a Plan or any Borrower's or an ERISA Affiliate's compliance with ERISA, which may materially and adversely affect such Borrower's Property, business, operation, or condition (financial or otherwise).

               (j) Promptly, but in any event within two (2) Business Days, after any notice (other than routine notices under or in connection with the License Agreements) is sent by such Borrower to, or received by such Borrower from, licensors under the License Agreements or sent by such Borrower or received by such Borrower under or in connection with the Settlement Documents, together with a copy of such notice.

Each notice given under this Section 8.3 shall describe the subject matter thereof in reasonable detail and shall set forth the action that such Borrower has taken or proposes to take with respect thereto.


     9.   GENERAL WARRANTIES AND REPRESENTATIONS.

          Each Borrower continuously warrants and represents to the Lender, at all times during the term of this Agreement and until all Obligations have been satisfied, that, except as hereafter disclosed to and accepted by the Lender in writing:

          9.1 Authorization, Validity, and Enforceability of this Agreement and the Loan Documents. Each Borrower has the corporate power and authority to execute, deliver and perform this Agreement and the other Loan Documents, to incur the Obligations, and to grant the Security Interest. Each Borrower has taken all necessary corporate action (including, without limitation, obtaining approval of its stockholders) to authorize its execution, delivery, and performance of this Agreement and the other Loan Documents. No consent, approval, or authorization of, or declaration or filing with, any Public Authority, and no consent of any other Person, is required in connection with any Borrower's execution, delivery, and performance of this Agreement and the other Loan Documents, except for those already duly obtained. This Agreement and the other Loan Documents have been duly executed and delivered by each Borrower and constitutes the legal, valid and binding obligation of each Borrower, enforceable against it in accordance with its terms without defense, setoff, or counterclaim. The Borrowers' execution, delivery, and performance of this Agreement and the other Loan Documents do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any Lien upon the Property of any Borrower or any of its Subsidiaries (except as contemplated by this Agreement and the other Loan Documents) by reason of the terms of (a) any mortgage, lease, agreement, or instrument to which such Borrower or any of its Subsidiaries is a party or which is binding upon it, (b) any judgment, law, statute, rule or governmental regulation applicable to such Borrower or any of its Subsidiaries, or (c) the Certificate or Articles of Incorporation or By-Laws of such Borrower or any of its Subsidiaries.

          9.2 Validity and Priority of Security Interest. The provisions of this Agreement and the other Loan Documents create legal and valid Liens on all the Collateral in the Lender's favor, and when all proper filings, recordings, and other actions necessary to perfect such Liens have been made or taken, such Liens will constitute perfected and continuing Liens on all the Collateral, having priority over all other Liens on the Collateral except for the Permitted Liens identified in Section
7.4 and enforceable against such Borrower and all third parties.

          9.3 Organization and Qualification. Each of the Borrowers (a) is duly incorporated and organized and validly existing in good standing under the laws of the state specified on Schedule 9.3-A, (b) is qualified to do business as a foreign corporation and is in good standing in the jurisdictions set forth opposite its name on Schedule 9.3-B, which are the only jurisdictions in which qualification is necessary in order for the applicable Borrower to own or lease its property and conduct its business, and (c) has all requisite power and authority to conduct its business and to own its Property.

          9.4 Corporate Name; Prior Transactions. No Borrower has, during the past five years, been known by or used any other corporate or fictitious name, or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its Property out of the ordinary course of business, except as set forth on Schedule 9.4.

          9.5 Subsidiaries and Affiliates. Schedule 9.5-A is a correct and complete list of the name and relationship to each Borrower of each and all of the Borrowers' Subsidiaries and other Affiliates. Each Subsidiary is (a) duly incorporated and organized and validly existing in good standing under the laws of its state of incorporation set forth on Schedule 9.5-B, and (b) qualified to do business as a foreign corporation and in good standing in the states set forth opposite its name on Schedule 9.5-C, which are the only states in which such qualification is necessary in order for it to own or lease its Property and conduct its business.

          9.6 Financial Statements and Projections.

               (a) The Borrowers have delivered to the Lender the consolidated audited balance sheets, and statements of income and expense, and cash flow statements and statements of stockholders' investment for Pentech and its Subsidiaries as of September 30, 1996, and for the Fiscal Year then ended, accompanied by the report thereon of Pentech's independent certified public accountants, Ernst & Young LLP. The Borrowers have also delivered to the Lender the consolidated and consolidating unaudited balance sheets of Pentech and its Subsidiaries, and consolidated and consolidating unaudited statements of income and expenses for Pentech and its Subsidiaries, as at November 30, 1996, and for the two months then ended. Such financial statements are attached hereto as Exhibit B-l. All such financial statements have been prepared in accordance with GAAP and present accurately and fairly such Borrower's financial position as at the dates thereof and its results of operations for the periods then ended.

               (b) The Latest Projections represent each
Borrower's best estimate of the Borrowers' future financial performance for the periods set forth therein. The Latest Projections have been prepared on the basis of the assumptions set forth therein, which the Borrowers believe are fair and reasonable in light of current and reasonably foreseeable business conditions.

          9.7 Capitalization. The authorized and outstanding capital stock of Pentech and each of its Subsidiaries is described on Schedule 9.7-A; all such stock of Pentech and each of such Subsidiaries is validly issued and outstanding, fully paid and non-assessable; Pentech is the sole beneficial and record holder of all of such stock of each of such Subsidiaries; and each of the record holders of 5% or more of the outstanding stock of Pentech is set forth on Schedule 9.7-B.

          9.8 Solvency.  Pentech and its consolidated
Subsidiaries, on a consolidated basis, are Solvent prior to, and after giving effect to, the transactions contemplated by this Agreement and the making of each Revolving Loan.

          9.9 Debt. Such Borrower has no Debt, except (a) the Obligations, (b) the Subordinated debt, (c) other Debt set forth in the most recent Financial Statements delivered to the Lender, or the notes thereto, (d) trade payables and other contractual obligations arising in the ordinary course of business since the date of such Financial Statements, and (e) Debt incurred since the date of such Financial Statements to finance Capital Expenditures permitted hereby.

          9.10 Distributions.  Since October 1, 1995, no
Distribution has been declared, paid, or made upon or in respect of any capital stock or other securities of any Borrower.

          9.11 Title to Property. Except for Property which a Borrower leases, each Borrower has good and marketable title in fee simple to the Premises and good, indefeasible, and merchantable title to all of its other Property including, without limitation, the assets reflected on the most recent Financial Statements delivered to the Lender, except as disposed of since the date thereof in the ordinary course of business.

          9.12 Adequate Assets. Each Borrower possesses adequate assets for the conduct of its business.

          9.13 Real Property; Leases. Schedule 9.13 is a correct and complete list of all real property owned by each Borrower, all leases and subleases of real or personal property by each Borrower as lessee or sublessee, and all leases and subleases of real or personal property by each Borrower as lessor or sublessor. Each of such leases and subleases is valid and enforceable in accordance with its terms and is in full force and effect and no default by any party to any such lease or sublease exists.

          9.14 Proprietary Rights. Schedule 9.14 contains a correct and complete list of all of each Borrower's Proprietary Rights. None of the Proprietary Rights are subject to any licensing agreement or similar arrangement except as set forth on
Schedule 9.14. None of the Proprietary Rights infringe on or conflict with any other Person's Property and no other Person's Property infringes on or conflicts with the Proprietary Rights. The Proprietary Rights described on Schedule 9.14 constitute all of the Property of such type necessary to the current and anticipated future conduct of such Borrower's business.

          9.15 Trade Names and Terms of Sale. All trade names or styles under which each Borrower will sell Inventory or create
Accounts, or to which instruments in payment of Accounts may be made payable, are listed on Schedule 9.15.

          9.16 Litigation; Certain Settlement Agreement Matters.

          (a) There is no pending or, to the best of each Borrower's knowledge, threatened action, suit, proceeding, or counterclaim by any Person, or investigation by any Public Authority, or any basis for any of the foregoing, which may materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or any Borrower's Property, business, operations, or condition (financial or otherwise).

          (b) Pentech, on or before December 31, 1996, and in compliance with the requirements of Paragraph (1) of the Settlement Agreement, made payment to the Paradise Defendants of the Initial Payment (as such terms are defined in the Settlement Agreement) from funds obtained through the sale of Pentech's equity securities. No judgment has been entered on the Consent Judgment (as defined in the Settlement Agreement). The Satisfaction of Judgment and the stipulation of discontinuation referred to in Paragraphs (9) and (10) of the Settlement Agreement have been released from escrow and duly filed with the United States District Court for the Southern District of New York and all other appropriate Public Authorities, and, as a result thereof, the Action (as defined in the Settlement Agreement) has been discontinued with prejudice and all judgments in favor of the Paradise Defendants against any Borrower have been satisfied and expunged of record.

          9.17 Restrictive Agreements. No Borrower is a party to any contract or agreement, or is subject to any charter or other corporate restriction, which affects its ability to execute, deliver, and perform the Loan Documents and repay the Obligations which materially and adversely affects such Borrower's Property, business, operations, or condition (financial or otherwise).

          9.18 Labor Disputes. Except as set forth on Schedule 9.18: (a) there is no collective bargaining agreement or other labor contract covering employees of Pentech or any of its Subsidiaries; (b) no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement; (c) no union of other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of Pentech or any of its Subsidiaries or for any similar purpose; and (d) there is no pending or, to the best of such Borrower's knowledge, threatened strike, work stoppage, material unfair labor practice claims, or other material labor dispute against or affecting Pentech or any of its Subsidiaries or their respective employees.

          9.19 Environmental Laws. Except as otherwise disclosed on Schedule 9.19:

               (a) Pentech and its Subsidiaries have complied in all material respects with all Environmental Laws applicable to their Premises and business, and neither Pentech nor Subsidiary nor any of its present Premises or operations, nor its past property or operations, is subject to any enforcement order from or liability agreement with any Public Authority or private Person respecting (i) compliance with any Environmental Law or
(ii) any potential liabilities and costs or remedial action arising from the Release or threatened Release of a Contaminant.

               (b) Pentech and its Subsidiaries have obtained all permits necessary for their current operations under Environmental Laws, and all such permits are in good standing and Pentech and its Subsidiaries are in compliance with all terms and conditions of such permits.

               (c) Neither Pentech nor any of its Subsidiaries, nor, to the best of each Borrower's knowledge, any predecessors in interest to Pentech and its Subsidiaries, has stored, treated or disposed of any hazardous waste on any Premises, as defined pursuant to 40 CFR Part 261 or any equivalent Environmental Law.

               (d) Neither Pentech nor any of its Subsidiaries has received any summons, complaint, order or similar written notice that it is not currently in compliance with, or that any Public Authority is investigating its compliance with, any Environmental Laws or that it is or may be liable to any other Person as a result of a Release or threatened Release of a Contaminant.

               (e) None of the present or past operations of Pentech and its Subsidiaries is the subject of any investigation by any Public Authority evaluating whether any remedial action is needed to respond to a Release or threatened Release of a Contaminant.

               (f) There is not now, nor to the best of each Borrower's knowledge has there ever been on or in the Premises:

                    (i)   any underground storage tanks or
surface impoundments,

                    (ii)  any asbestos containing material, or

                    (iii)  any polychlorinated biphenyls (PCB's)
used in hydraulic oils, electrical transformers or other equip-

ment.

               (g) Neither Pentech nor any of its Subsidiaries has filed any notice under any requirement of Environmental Law reporting a spill or accidental and unpermitted release or discharge of a Contaminant into the environment.

               (h) Neither Pentech nor any of its Subsidiaries has entered into any negotiations or settlement agreements with any Person (including, without limitation, the prior owner of its property) imposing material obligations or liabilities on such Borrower or any of its Subsidiaries with respect to any remedial action in response to the Release of a Contaminant or environmentally related claim.

               (i)  None of the products manufactured,
distributed or sold by Pentech or any of its Subsidiaries contain asbestos material.

               (j) No Environmental Lien has attached to any Premises of Pentech or any of its Subsidiaries.

          9.20 No Violation of Law. No Borrower is in violation of any law, statute, regulation, ordinance, judgment, order, or decree applicable to it which violation would in any respect materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or any Borrower's Property, business, operations, or condition (financial or otherwise).

          9.21 Settlement Documents and Other Material Contracts. The Borrowers have delivered to the Lender true, complete and correct copies of the License Agreements, the Settlement Documents and, to the extent requested by the Lender, all other Assigned Contracts. All of such License Agreements, Settlement Documents, and other Assigned Contracts are in full force and effect, and no provisions thereof have been amended, modified or waived since the execution thereof. No Borrower is in default or breach under any of the Settlement Documents or License Agreements, nor, to the best of the Borrowers' knowledge, is any other party thereto in default or breach thereunder. No Borrower is in default with respect to any other note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which such Borrower is a party or bound, which default could reasonably be expected to materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or any Borrower's Property, business, operations, or condition (financial or otherwise). The Lender is a Senior Creditor, as defined in, and a third-party beneficiary of, the Subordination Agreement; this Agreement constitutes the "Senior Loan Agreement" and the other Loan Documents constitute the "Loan Documents", as such terms are defined or used in the Subordination Agreement; and all of the Obligations constitute "Senior Obligations" under and as defined in the Subordination Agreement.

          9.22 ERISA Compliance. (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of such Borrower, nothing has occurred which would cause the loss of such qualification. Each Borrower and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

               (b)  There are no pending or, to the best
knowledge of each Borrower, threatened claims, actions or lawsuits, or action by any Public Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a material adverse effect on any Borrower's business or operations. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a material adverse effect on any Borrower's business or operations.

               (c)  (i) No ERISA Event has occurred or is
reasonably expected to occur; (ii) no Pension Plan has any unfunded pension liability; (iii) neither any Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither any Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under
Section 4219 of ERISA, would result in such liability) under
Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither any Borrower nor any ERISA Affiliate has engaged in a transaction that could subject any Person to Section 4069 or 4212(c) of ERISA.

          9.23 Taxes. Pentech and its Subsidiaries have filed all tax returns and other reports required to be filed and have paid all Taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets that are otherwise due and payable.

          9.24 Use of Proceeds. None of the transactions contemplated in this Agreement (including, without limitation, the use of proceeds from the Loans) will violate or result in the violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including without limitation, Regulations G, T, U and X of the Federal Reserve Board, 12 CFR, Chapter II. No Borrower owns or intends to carry or purchase any "margin stock" within the meaning of said Regulation U or G. None of the proceeds of the Loans will be used, directly or indirectly, to purchase or carry (or refinance any borrowing, the proceeds of which were used to purchase or carry) any "security" within the meaning of the Securities Exchange Act of 1934, as amended. The Borrowers' uses of the proceeds of the Loans and uses of the Letters of Credit are, and will continue to be, legal and proper uses, duly authorized by the applicable Borrower's Board of Directors; such uses are, and will continue to be, consistent with all applicable laws and statutes, as in effect from time to time; and such uses are, and will continue to be, permitted pursuant to the terms of this Agreement.

          9.25 Private Offerings. Such Borrower has not, directly or indirectly, offered the Loans for sale to, or solicited offers to buy part thereof from, or otherwise approached or negotiated with respect thereto with any prospective purchaser other than Lender. Such Borrower hereby agrees that neither it nor anyone acting on its behalf has offered or will offer the Loans or any part thereof or any similar securities for issue or sale to or solicit any offer to acquire any of the same from anyone so as to bring the issuance thereof within the provisions of Section 5 of the Securities Act of 1933, as amended.

          9.26 Broker's Fees. No Person is entitled to any brokerage or finder's fee with respect to the transactions described in this Agreement.

          9.27 No Material Adverse Change. No material adverse change has occurred in any Borrower's Property, business, operations, or condition (financial or otherwise) since the date of the Financial Statements delivered to the Lender.

          9.28 Disclosure. Neither this Agreement nor any document or statement furnished to the Lender by or on behalf of any Borrower hereunder or in connection herewith contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements contained herein or therein not misleading.


     10. AFFIRMATIVE AND NEGATIVE COVENANTS. Each Borrower covenants that, so long as any of the Obligations remain outstanding or this Agreement is in effect:

          10.1 Taxes and Other Obligations. Each Borrower and each of its Subsidiaries shall: (a) file when due all tax returns and other reports which it is required to file, pay, or provide for the payment, when due, of all Taxes, fees, assessments and other governmental charges against it or upon its Property, income, and franchises, make all required withholding and other tax deposits, and establish adequate reserves for the payment of all such items, and shall provide to the Lender, upon request, satisfactory evidence of its timely compliance with the foregoing; and (b) pay when due all Debt owed by it and perform and discharge in a timely manner all other obligations undertaken by it; provided, however that such Borrower and its Subsidiaries need not pay any tax, fee, assessment, governmental charge, or Debt, or perform or discharge any other obligation, that it is contesting in good faith by appropriate proceedings diligently pursued; and provided, further, that no Borrower shall pay, perform, discharge or provide collateral security for any Subordinated Obligations except at such times, to the extent and in the manner permitted in the Subordination Agreement.

          10.2 Corporate Existence and Good Standing. Each Borrower and each of its Subsidiaries shall maintain its corporate existence and its qualification and good standing in all states necessary to conduct its business and own its Property, and shall obtain and maintain all licenses, permits, franchises and governmental authorizations necessary to conduct its business and own its Property.

          10.3 Compliance with Law and Agreements. Each Borrower and each of its Subsidiaries shall comply with the terms and provisions of each judgment, law, statute, rule, and governmental regulation applicable to it and each contract, mortgage, lien, lease, indenture, order, instrument, agreement, or document to which it is a party or by which it is bound.

          10.4 Maintenance of Property and Insurance. Each Borrower and each of its Subsidiaries shall: (a) maintain all of its Property necessary and useful in its business in good operating condition and repair, ordinary wear and tear excepted; and (b) in addition to the insurance required by Section 7.7, maintain with financially sound and reputable insurers such other insurance with respect to its Property and business against casualties and contingencies of such types (including, without limitation, business interruption, environmental liability, public liability, product liability, and larceny, embezzlement or other criminal misappropriation) and in such amounts as is customary for Persons of established reputation engaged in the same or a similar business and similarly situated, naming the Lender, at its request, as additional insured under each such policy.

          10.5 Environmental Laws. Each Borrower shall conduct its business in full compliance with all Environmental Laws applicable to it, including, without limitation, those relating to such Borrower's generation, handling, use, storage, and disposal of hazardous and toxic wastes and substances. Each Borrower shall take prompt and appropriate action to respond to any non-compliance with Environmental Laws and shall regularly report to the Lender on such response. Without limiting the generality of the foregoing, whenever any Borrower gives notice to the Lender pursuant to Section 8.3(g), the Borrowers shall, at the Lender's request and the Borrowers' expense: (a) cause an independent environmental engineer acceptable to the Lender to conduct such tests of the site where such Borrower's non-

compliance or alleged non-compliance with Environmental Laws has occurred and prepare and deliver to the Lender a report setting forth the results of such tests, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof; and (b) provide to the Lender a supplemental report of such engineer whenever the scope of the environmental problems, or the Borrowers' response thereto or the estimated costs thereof, shall change.

          10.6 ERISA. Each Borrower shall cause each Plan, which has been designated to be so, to be qualified within the meaning of Section 401(a) of the Code and to be administered in all respects in compliance with Section 401(a) of the Code. Each Borrower shall cause each Plan to be administered in all respect in compliance with ERISA.

          10.7 Mergers, Consolidations, Acquisitions, or Sales. Neither any Borrower nor any of its Subsidiaries shall enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease, or otherwise (except as expressly otherwise permitted hereby) dispose of all or any part of its Property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except sales of Inventory in the ordinary course of its business.

          10.8 Distributions; Capital Changes. Neither any Borrower nor any of its Subsidiaries shall: (a) directly or indirectly declare or make, or incur any liability to make, any Distribution, except Distributions to Pentech by one of its wholly-owned Subsidiaries; or (b) make any change in its capital structure which could adversely affect the repayment of the Obligations.

          10.9 Transactions Affecting Collateral or Obligations.
Neither any Borrower nor any of its Subsidiaries shall enter into any transaction which materially and adversely affects the Collateral or any Borrower's ability to repay the Obligations.

          10.10 Guaranties. Neither any Borrower nor any of its Subsidiaries shall make, issue, or become liable on any Guaranty, except Guaranties in favor of the Lender, endorsements of instruments for deposit and, in the ordinary course of business consistent with past practices, guaranties of the liabilities of another Borrower.

          10.11 Debt. Neither any Borrower nor any of its Subsidiaries shall incur or maintain any Debt, other than: (a) the Obligations; (b) trade payables and contractual obligations to suppliers and customers incurred in the ordinary course of business; (c) the Subordinated Obligations; (d) Capital Expenditures to the extent permitted pursuant to Section 10.19; and (e) other Debt existing on the Closing Date and reflected in the Financial Statements attached as Exhibit B-l.

          10.12 Prepayment. Neither any Borrower nor any of its Subsidiaries shall voluntarily prepay any Debt, except the Obligations in accordance with their terms.

          10.13 Transactions with Affiliates. Except as set forth below, neither any Borrower nor any of its Subsidiaries shall: sell, transfer, distribute, or pay any money or Property to any Affiliate, or lend or advance money or Property to any Affiliate, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness or any Property of any Affiliate, or become liable on any Guaranty of the indebtedness, dividends, or other obligations of any Affiliate. Notwithstanding the foregoing, (a) any Borrower may engage in such transactions with each other in the ordinary course of business, consistent with past practices; (b) Pentech may sublet from a company controlled by Norman Melnick and David Melnick certain premises located at 2 Ethel Road, Edison, New Jersey and make monthly rental payments in respect thereof in an amount not to exceed $3,000 per month; (c) the Borrowers may make payments, in an annual amount not to exceed $40,000, of premiums on policies of insurance on the life of Norman Melnick; and (d) if no Event of Default has occurred and is continuing, any Borrower and its Subsidiaries may engage in transactions with other Affiliates in the ordinary course of business in amounts and upon terms fully disclosed to the Lender and no less favorable to such Borrower or such Subsidiary than would obtain in a comparable arm's length transaction with a third party who is not an Affiliate.

          10.14 Business Conducted.  Each Borrower and its
Subsidiaries shall not engage, directly or indirectly, in any line of business other than the businesses in which such Borrower and its Subsidiaries are engaged on the Closing Date.

          10.15 Liens. Neither any Borrower nor any of its Subsidiaries shall create, incur, assume, or permit to exist any Lien on any Property now owned or hereafter acquired by any of them, except Permitted Liens.

          10.16 Sale and Leaseback Transactions. Neither any Borrower nor any of its Subsidiaries shall, directly or indirectly, enter into any arrangement with any Person providing for such Borrower or a Subsidiary to lease or rent Property that such Borrower or a Subsidiary has or will sell or otherwise transfer to such Person.

          10.17 New Subsidiaries. No Borrower shall, directly or indirectly, organize or acquire any Subsidiary other than those listed on Schedule 10.17.

          10.18 Restricted Investments. Neither any Borrower nor any of its Subsidiaries shall make any Restricted Investment.

          10.19 Capital Expenditures. Neither any Borrower nor any of its Subsidiaries shall make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Pentech and its Subsidiaries would exceed $870,000 during the Fiscal Year ending September 30, 1997 and $1,000,000 during any Fiscal Year thereafter.

          10.20 Operating Lease Obligations. Neither any Borrower nor any of its Subsidiaries shall enter into any lease of real or personal property as lessee or sublessee (other than Capital Leases), if, after giving effect thereto, the aggregate amount of Rentals (as hereinafter defined) payable by Pentech and its Subsidiaries in any Fiscal Year in respect of such lease and all other such leases would exceed $1,250,000 (such amount being referred to herein as "Permitted Rentals"). The term "Rentals" means all payments due from the lessee or sublessee under a lease, including, without limitation, basic rent, percentage rent, property taxes, utility or maintenance costs, and insurance premiums.

          10.21 Minimum Interest Coverage. The Borrowers will maintain a ratio of (a) EBITDA, as determined at the end of each fiscal quarter set forth below, for the preceding four fiscal quarters, to (b) interest expense for such preceding four fiscal quarter period, of not less than the ratios indicated below (except that the calculation of the Minimum Interest Coverage Ratio at the end of the fiscal quarter ending on June 30, 1997, will be for the preceding three fiscal quarters then ended):

          Quarter Ending                  Ratio

          June 30, 1997                 1.5 to 1.0
          September 30, 1997            1.9 to 1.0
          December 31, 1997             1.9 to 1.0
          March 31, 1998                2.0 to 1.0
          June 30, 1998                 2.3 to 1.0
          September 30, 1998,
            and each fiscal
            quarter thereafter          2.6 to 1.0

          10.22 Adjusted Tangible Net Worth. The Borrowers will have Tangible Net Worth of not less than the following amounts at the end of each of the following fiscal quarters:

          Fiscal Quarter Ending             Amount

          December 31, 1996             $ 15,300,000
          March 31, 1997                  15,700,000
          June 30, 1997                   17,100,000
          September 30, 1997              17,500,000
          December 31, 1997               17,200,000
          March 31, 1998                  17,500,000
          June 30, 1998                   18,200,000
          September 30, 1998              18,500,000
          December 31, 1998               18,200,000
          March 31, 1999                  18,500,000
          June 30, 1999                   19,200,000
          September 30, 1999,
             and each fiscal
             quarter thereafter           19,500,000

          10.23 Landlord Waivers; Credit Insurance; etc. The Borrowers shall use their best efforts (a) to cause to be delivered to the Lender, within 90 days after the Closing Date to the extent not theretofore delivered, written waivers, duly executed on behalf of the landlord of each of the Premises, and in form and substance acceptable to the Lender, of all Liens which such landlord for such Premises may be entitled to assert against such Borrowers' Inventory and other Collateral; and (b) to assign to the Lender any and all policies of credit insurance insuring the Borrowers' Accounts, any and all policies of life insurance with respect to which any Borrower is the beneficiary or payee, and all of the Borrowers' rights thereunder, together with such consents or acknowledgments with respect thereto as the Lender shall require, all in form and substance satisfactory to the Lender.

          10.24 Further Assurances. Each Borrower shall execute and deliver, or cause to be executed and delivered, to the Lender such documents and agreements, and shall take or cause to be taken such actions, as the Lender may, from time to time, request to carry out the terms and conditions of this Agreement and the other Loan Documents.


     11. CLOSING; CONDITIONS TO CLOSING. The Lender will not be obligated to make the initial Loans or to obtain any Letters of Credit on the Closing Date, unless the following conditions precedent have been satisfied in a manner satisfactory to Lender:

          11.1 Conditions Precedent to Making of Loans and
Issuance of Letters of Credit on the Closing Date.

               (a) Representations and Warranties; Covenants. Each Borrower's representations and warranties contained in this Agreement and the other Loan Documents shall be correct and complete; each Borrower shall have performed and complied with all covenants, agreements, and conditions contained herein and in the other Loan Documents which are required to have been performed or complied with.

               (b) Delivery of Documents. Each Borrower shall have delivered, or caused to be delivered, to the Lender such documents, instruments and agreements as the Lender shall request in connection herewith, duly executed by all parties thereto other than the Lender, and in form and substance satisfactory to the Lender and its counsel.

               (c) Termination of Existing Debt and Liens. All indebtedness under and in connection with that certain Revolving Credit and Guaranty Agreement, dated as of December 10, 1996, between the Borrowers and the Prior Lenders, and that certain International Foreign Exchange Agreement, dated as of December 10, 1996, between Pentech and one or more of the Prior Lenders, and all Liens thereunder or otherwise on the Property of each Borrower and its Subsidiaries, except Permitted Liens, shall have been satisfied and terminated.

               (d) Settlement Documents. The Lender shall be satisfied with the terms and conditions of the Settlement Documents and, in particular, the subordination provisions thereof and the limitations on the remedies of the Subordinated Creditors with respect to the Subordinated Obligations and any collateral therefor (all of which shall accrue to the benefit of the Lender in a manner and in form and substance satisfactory to the Lender), and the Lender shall have received an estoppel certificate or other written confirmation concerning the Settlement Documents, in form and substance satisfactory to the Lender, duly executed and delivered by each of the Subordinated Creditors.

               (e) License Agreements. The Lender shall have reviewed and be satisfied with the all terms and conditions of the License Agreements.

               (f) Private Offering. The Lender shall have received evidence satisfactory to it that Pentech has completed the Private Offering, has received not less than $500,000 of the proceeds thereof and has made provision satisfactory to the Lender that Pentech will receive the balance thereof on or promptly after the Closing Date.

               (g) Environmental Compliance. The Lender shall have received evidence satisfactory to it that there does not exist on the Premises or in connection with the operation thereof or of any Borrower's business, any violation of any Environmental Laws.

               (h) Facility Fee. The Borrowers shall have paid in full the Facility Fee.

               (i) Payment of Fees and Expenses. The Borrowers shall have paid all fees and expenses of the Lender's internal and outside counsel and all other fees and expenses of the Lender incurred in connection with this Agreement and any of the other Loan Documents and the transactions contemplated hereby and thereby.

               (j) Required Approvals. The Lender shall have received certified copies of all consents or approvals of any Public Authority or other Person which the Lender determines is required in connection with the transactions contemplated by this Agreement.

               (k) No Material Adverse Change. There shall have occurred no material adverse change in any Borrower's business or financial condition or in the Collateral since September 30, 1996, and the Lender shall have received a certificate of each Borrower's chief executive officer to such effect.

               (l) Proceedings. All proceedings to be taken in connection with the transactions contemplated by this Agreement, and all documents, contemplated in connection herewith, shall be satisfactory in form and substance to the Lender and its counsel.

               (m)  Excess Availability.  There shall be
remaining Aggregate Availability of at least $1,000,000 (determined for this purpose (i) without giving effect to Allowable Seasonal Overadvances, (ii) after giving effect to the consummation of the Private Offering, (iii) after taking into account the Revolving Loans and the Letters of Credit issued or to be issued at each such time and (iv) after reducing the Aggregate Availability by an amount equal to the amount, if any, required at each such time to pay all Indebtedness and trade and other obligations of the Borrowers which is past due pursuant to the terms thereof; provided, however, that trade obligations shall be considered past due under this Section 11.1(m) only if they are 30 days past due).

          11.2 Conditions Precedent to Each Loan. The obligation of the Lender to make each Loan or to provide for the issuance of any Letter of Credit shall be subject to the conditions precedent that on the date of any such extension of credit the following statements shall be true, and the acceptance by any Borrower of any extension of credit shall be deemed to be a statement to the effect set forth in clauses (a) and (b), with the same effect as the delivery to the Lender of a certificate signed by the chief executive officer and chief financial officer of such Borrower, dated the date of such extension of credit, stating that:

               (a) The representations and warranties contained in this Agreement and the other Loan Documents are correct in all material respects on and as of the date of such extension of credit as though made on and as of such date, except to the extent the Lender has been notified by a Borrower that any representation or warranty is not correct and the Lender has explicitly waived in writing compliance with such representation or warranty; and

               (b) No Default or Event of Default has occurred and is continuing, or would result from such extension of credit.


     12.  DEFAULT.

          12.1 Events of Default. It shall constitute an event of default ("Event of Default") if any one or more of the following shall occur for any reason:

               (a) any failure to make payment of principal, interest, fees or premium on any of the Obligations when due;

               (b) any representation or warranty made or deemed made by any Borrower or any Subsidiary in this Agreement, any of the other Loan Documents, any Financial Statement, or any certificate furnished by such Borrower or any Subsidiary at any time to the Lender shall prove to be untrue in any material respect as of the date when made, deemed made, or furnished;

               (c) default shall occur in the observance or performance of any of the covenants and agreements contained in this Agreement, the other Loan Documents, or any other agreement entered into at any time to which any Borrower and the Lender are party, or if any such agreement or document shall terminate (other than in accordance with its terms or with the written consent of the Lender) or become void or unenforceable without the written consent of the Lender;

               (d) (i) any breach or default by any Borrower shall occur under any of the Settlement Documents and shall remain uncured beyond any period of grace provided with respect thereto; or (ii) any material breach or material default by any Borrower shall occur under any of the Licenses, which breach or default is reasonably likely to have a material adverse effect upon a material part of the business of any of the Borrowers and shall remain uncured beyond any period of grace provided with respect thereto; or (iii) any breach or default by any Borrower in the payment of any principal or interest on any indebtedness for borrowed money (other than the Obligations) beyond any period of grace provided with respect thereto;

               (e) any Borrower or any Subsidiary shall: (i) file a voluntary petition in bankruptcy or file a voluntary petition or an answer or otherwise commence any action or proceeding seeking reorganization, arrangement or readjustment of its debts or for any other relief under the Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing, or consent to, approve of, or acquiesce in, any such petition, action or proceeding; (ii) apply for or acquiesce in the appointment of a receiver, assignee, liquidator, sequestrator, custodian, trustee or similar officer for it or for all or any part of its Property;
(iii) make an assignment for the benefit of creditors; or (iv) be unable generally to pay its debts as they become due;

               (f) an involuntary petition shall be filed or an action or proceeding otherwise commenced seeking reorganization, arrangement or readjustment of any Borrower's or any Subsidiary's debts or for any other relief under the Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing;

               (g) a receiver, assignee, liquidator,
sequestrator, custodian, trustee or similar officer for any Borrower or any Subsidiary or for all or any part of their Property shall be appointed involuntarily; or a warrant of attachment, execution or similar process shall be issued against any part of the Property of any Borrower or any Subsidiary;

               (h) A Borrower or any Subsidiary shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved or wound-up or shall commence or have commenced against it any action or proceeding for dissolution, winding-up or liquidation, or shall take any corporate action in furtherance thereof;

               (i) all or any part of the Property of any Borrower shall be nationalized, expropriated or condemned, seized or otherwise appropriated, or custody or control of such Property or of any Borrower shall be assumed by any Public Authority or any court of competent jurisdiction at the instance of any Public Authority, except where contested in good faith by proper proceedings diligently pursued where a stay of enforcement is in effect;

               (j) any guaranty of the Obligations shall be terminated, revoked or declared void or invalid;

               (k) one or more final judgments for the payment of money aggregating in excess of $250,000 (whether or not covered by insurance) shall be rendered against any Borrower or any Subsidiary and such Borrower or Subsidiary shall fail to discharge the same within thirty (30) days after the date of notice of entry thereof or to appeal therefrom;

               (l) any loss, theft, damage or destruction of any item or items of Collateral occurs which: (i) materially and adversely affects the operation of any Borrower's business or
(ii) is material in amount and is not adequately covered by insurance;

               (m) any event or condition shall occur or exist with respect to a Plan that could, in the Lender's reasonable judgment, subject a Borrower or any Subsidiary to any tax, penalty or liability under ERISA, the Code or otherwise which in the aggregate is material in relation to the business, operations, Property or financial or other condition of such Borrower;

               (n) for any 12-month period during the term of this Agreement, individuals who at the beginning of such period constituted the board of directors of Pentech cease for any reason to constitute a majority of such board of directors in office at the end of such period; or any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Norman Melnick and David Melnick is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of more than 25% of the total outstanding capital stock of Pentech. For purposes of this paragraph, a Person shall be deemed to have beneficial ownership of all shares that such Person has the right to acquire, whether such right is exercisable immediately or only after the passage of time; or

               (o) there occurs any material adverse change in any Borrower's Property, business, operations, or condition
(financial or otherwise).


     13.  REMEDIES.

          (a) If an Event of Default exists, the Lender may, without notice to or demand on any Borrower, do one or more of the following at any time or times and in any order: (i) reduce such Borrower's Maximum Revolver Amount or one or more of the elements thereof; (ii) restrict the amount of or refuse to make Revolving Loans and restrict or refuse to arrange for Letters of Credit; (iii) terminate this Agreement; (iv) declare any or all Obligations to be immediately due and payable (provided however that upon the occurrence of any Event of Default described in Sections 12.1(e). 12.1(f), 12.1(g), or 12.1(h), all Obligations shall automatically become immediately due and payable); and (v) pursue its other rights and remedies under the Loan Documents and applicable law.

          (b) If an Event of Default exists: (i) the Lender shall have, in addition to all other rights, the rights and remedies of a secured party under the UCC; (ii) the Lender may, at any time, take possession of the Collateral and keep it on any Borrower's premises, at no cost to the Lender, or remove any part of it to such other place or places as the Lender may desire, or any Borrower shall, upon the Lender's demand, at such Borrower's cost, assemble the Collateral and make it available to the Lender at a place reasonably convenient to the Lender; and (iii) the Lender may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as the Lender deems advisable, in its sole discretion, and may, if the Lender deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Without in any way requiring notice to be given in the following manner, each Borrower agrees that any notice by the Lender of sale, disposition or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to such Borrower if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five (5) days prior to such action to such Borrower's address specified in or pursuant to Section 15.8. If any Collateral is sold on terms other than payment in full at the time of sale, no credit shall be given against the Obligations until the Lender receives payment, and if the buyer defaults in payment, the Lender may resell the Collateral without further notice to any Borrower. In the event the Lender seeks to take possession of all or any portion of the Collateral by judicial process, each Borrower irrevocably waives: (a) the posting of any bond, surety or security with respect thereto which might otherwise be required; (b) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and
(c) any requirement that the Lender retain possession and not dispose of any Collateral until after trial or final judgment. Each Borrower agrees that the Lender has no obligation to preserve rights to the Collateral or marshal any Collateral for the benefit of any Person. The Lender is hereby granted a license or other right to use, without charge, any Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and such Borrower's rights under all licenses and all franchise agreements shall inure to the Lender's benefit. The proceeds of sale shall be applied first to all expenses of sale, including attorneys' fees, and second, in whatever order the Lender elects, to all Obligations. The Lender will return any excess to such Borrower or such other Person as shall be legally entitled thereto and such Borrower shall remain liable for any deficiency.

          (c) If an Event of Default occurs, each Borrower hereby waives (i) all rights to notice and hearing prior to the exercise by the Lender of the Lender's rights to repossess the Collateral without judicial process or to replevy, attach or levy upon the Collateral without notice or hearing, and (ii) all rights of set-off and counterclaim against Lender.

          (d) If the Lender terminates this Agreement upon an Event of Default, the Borrowers shall pay the Lender, immediately upon termination, a fee equal to the early termination fee that would have been payable under Section 14 if this Agreement had been terminated on that date pursuant to the Borrowers' election.


     14. TERM AND TERMINATION. This Agreement shall expire on the Stated Termination Date unless earlier terminated as provided in this Section. The Borrowers may terminate this Agreement at any time prior to the Stated Termination Date if: (a) they give the Lender sixty (60) days' prior written notice of termination by registered or certified mail; (b) they pay and perform all Obligations on or prior to the effective date of termination; and
(c) they pay to the Lender, on or prior to the effective date of termination, and in addition to any other prepayment premium required hereunder and the fees required by Section 6.4, (i) one and one-half percent (1.50%) of the Total Facility if such termination is made on or prior to the first Anniversary Date; and (ii) one-half percent (0.50%) of the Total Facility if such termination is made after the first Anniversary Date but on or prior to the second Anniversary Date. The Lender may also terminate this Agreement without notice upon an Event of Default. Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations shall become immediately due and payable and the Borrowers shall immediately arrange for the cancellation of Letters of Credit then outstanding or deposit a Supporting Letter of Credit or cash pursuant to the provisions of
Section 2.3(g). Notwithstanding the termination of this Agreement, until all Obligations are paid and performed in full, the Lender shall retain all of its rights and remedies hereunder (including, without limitation, in all then existing and after-arising Collateral).


     15.  MISCELLANEOUS.

          15.1 Cumulative Remedies; No Prior Recourse to Collateral. The enumeration herein of the Lender's rights and remedies is not intended to be exclusive, and such rights and remedies are in addition to and not by way of limitation of any other rights or remedies that the Lender may have under the UCC or other applicable law. The Lender shall have the right, in its sole discretion, to determine which rights and remedies are to be exercised and in which order. The exercise of one right or remedy shall not preclude the exercise of any others, all of which shall be cumulative. The Lender may, without limitation, proceed directly against any Borrower to collect the Obligations without any prior recourse to the Collateral.

          15.2 No Implied Waivers. No act, failure or delay by the Lender shall constitute a waiver of any of its rights and remedies. No single or partial waiver by the Lender of any provision of this Agreement or any other Loan Document, or of breach or default hereunder or thereunder, or of any right or remedy which the Lender may have, shall operate as a waiver of any other provision, breach, default, right or remedy or of the same provision, breach, default, right or remedy on a future occasion. No waiver by the Lender shall affect its rights to require strict performance of this Agreement.

          15.3 Severability. If any provision of this Agreement shall be prohibited or invalid, under applicable law, it shall be ineffective only to such extent, without invalidating the remainder of this Agreement.

          15.4 Governing Law; Choice of Forum; Service of Process; Jury Trial Waiver; Waivers. (a) THIS AGREEMENT SHALL BE INTERPRETED, AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED, IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK.

     (b) SUBJECT ONLY TO THE EXCEPTION IN THE NEXT SENTENCE, THE BORROWERS AND THE LENDER HEREBY AGREE TO THE EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE STATE OF NEW YORK SITTING IN THE CITY AND COUNTY OF NEW YORK AND WAIVE ANY OBJECTION BASED ON VENUE OR FORUM NON CONVENIENS WITH RESPECT TO ANY ACTION INSTITUTED THEREIN, AND AGREE THAT ANY DISPUTE CONCERNING THE RELATIONSHIP BETWEEN THE LENDER AND ANY BORROWER OR THE CONDUCT OF ANY PARTY IN CONNECTION WITH THIS AGREEMENT OR OTHERWISE SHALL BE HEARD ONLY IN THE COURTS DESCRIBED ABOVE. NOTWITHSTANDING THE FOREGOING, THE LENDER SHALL HAVE THE RIGHT TO BRING ANY ACTION OR PROCEEDING AGAINST ANY BORROWER OR ITS RESPECTIVE PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION THE LENDER DEEMS NECESSARY OR APPROPRIATE IN ORDER TO REALIZE ON THE COLLATERAL OR OTHER SECURITY FOR THE OBLIGATIONS.

     (c) EACH BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY REGISTERED MAIL (RETURN RECEIPT REQUESTED) DIRECTED TO SUCH BORROWER AT ITS ADDRESS SET FORTH IN SECTION
15.8 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED FIVE (5) DAYS AFTER THE SAME SHALL HAVE BEEN SO DEPOSITED IN THE U.S. MAILS, OR, AT THE LENDER'S OPTION, BY SERVICE UPON KALIN & BANNER, AT ITS NOTICE ADDRESS SET FORTH IN SECTION 15.8, WHICH EACH BORROWER IRREVOCABLY APPOINTS AS SUCH BORROWER'S AGENT FOR THE PURPOSE OF ACCEPTING SERVICE OF PROCESS WITHIN THE STATE OF NEW YORK. IN ADDITION, THE LENDER AGREES PROMPTLY TO FORWARD BY REGISTERED MAIL ANY PROCESS SO SERVED UPON SAID AGENT TO ANY BORROWER AT ITS ADDRESS SET FORTH IN SECTION 15.8. EACH BORROWER HEREBY CONSENTS TO SERVICE OF PROCESS AS AFORESAID.

     (d) THE BORROWERS AND THE LENDER EACH HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (i) ARISING UNDER THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH OR (ii) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM IN RESPECT TO THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED, IN CONNECTION HEREWITH OR THE TRANSACTIONS RELATED HERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE. THE BORROWERS AND THE LENDER EACH HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT ANY OF THEM MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

     (e) NOTHING IN THIS SECTION 15.4 SHALL AFFECT THE RIGHTS OF THE LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHTS OF THE LENDER TO BRING ANY ACTION OR PROCEEDING AGAINST ANY BORROWER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

     (f)  EACH OF THE BORROWERS HEREBY IRREVOCABLY AND
UNCONDITIONALLY WAIVES, TO THE MAXIMUM EXTENT NOT PROHIBITED BY
LAW, ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER IN ANY LEGAL
ACTION OR PROCEEDING REFERRED TO IN THIS SECTION 15.4 ANY
SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES.

          15.5 Survival of Representations and Warranties. All of the representations and warranties of each Borrower contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Lender or its agents.

          15.6 Other Security and Guaranties. The Lender may, without notice or demand and without affecting any Borrower's obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Obligations and exchange, enforce or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

          15.7 Fees and Expenses. The Borrowers shall pay to the Lender on demand all costs and expenses that the Lender pays or incurs in connection with the negotiation, preparation, consummation, administration, enforcement, and termination of this Agreement and the other Loan Documents, including, without limitation: (a) reasonable attorneys' and paralegals' fees and disbursements of counsel to the Lender (including, without limitation, a reasonable estimate of the allocable cost of in-house counsel and staff); (b) costs and expenses including attorneys' and paralegals' fees and disbursements (including, without limitation, a reasonable estimate of the allocable cost of in-house counsel and staff) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Loan Documents and the transactions contemplated thereby; (c) costs and expenses of lien searches; (d) Taxes, fees and other charges for filing financing statements and continuations, and other actions to perfect, protect, and continue the Security Interest; (e) sums paid or incurred to pay any amount or take any action required of any Borrower under the Loan Documents that such Borrower fails to pay or take; (f) costs of appraisals, inspections, and verifications of the Collateral, including, without limitation, travel, lodging, and meals together with an allocated charge of $750 per day for each auditor employed by the Lender for inspections of the Collateral and the Borrowers' operations; (g) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining Payment Accounts and lock boxes; (h) all amounts that the Borrowers are required to pay in connection with any Letter of Credit; (i) costs and expenses of preserving and protecting the Collateral; and (j) costs and expenses including attorneys' and paralegals' fees and disbursements (including, without limitation, a reasonable estimate of the allocable cost of in-house counsel and staff) paid or incurred to obtain payment of the Obligations, enforce the Security Interest, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to defend any claims made or threatened against the Lender arising out of the transactions contemplated hereby (including without limitation, preparations for and consultations concerning any such matters). The foregoing shall not be construed to limit any other provisions of the Loan Documents regarding costs and expenses to be paid by the Borrowers. All of the foregoing costs and expenses shall be charged to the Borrowers' loan account as Revolving Loans.

          15.8 Notices. Except as otherwise provided herein, all notices, demands and requests that any party is required or elects to give to any other shall be in writing, or by a telecom-

munications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, but not limited to, delivery by overnight mail and courier service, (b) five (5) days after it shall have been mailed by United States mail, first class, certified or registered, with postage prepaid, or (c) in the case of notice by such a telecommunications device, when properly transmitted, in each case addressed to the party to be notified as follows:

     If to the Lender:   BankAmerica Business Credit, Inc.
                         40 East 52nd Street
                         New York, NY 10022
                         Attention:  Division Manager
                         Telephone No.:  212/836-5241
                         Telecopier No.:  212/836-5167

     with a copy to:     Bank of America
                         335 Madison Avenue
                         New York, NY 10017
                         Attention: Jerry M. Saccone, Esq.
                         Telephone No.:  212/503-7230
                         Telecopier No.: 212/503-7255

     with a copy to:     Rogers & Wells
                         200 Park Avenue
                         New York, NY 10166
                         Attention:  Alan M. Christenfeld, Esq.
                         Telephone No.:  212/878-8000
                         Telecopier No.:  212/878-8375


     If to any Borrower: Pentech International, Inc.
                         195 Carter Drive
                         Edison, NJ 08817
                         Attention:  John W. Linster,
                                     President
                         Telephone No.: 908/287-6640
                         Telecopier No.: 908/287-3127

     with a copy to:     Kalin & Banner
                         757 Third Avenue
                         New York, NY 10017
                         Attention:  Richard S. Kalin, Esq.
                         Telephone No.:  212/888-9010
                         Telecopier No.:  212/759-3234


or to such other address as each party may designate for itself by like notice.

          15.9 Indemnification. EACH BORROWER HEREBY AGREES TO INDEMNIFY, DEFEND AND HOLD THE LENDER, ITS AFFILIATES, AND EACH OF THEIR RESPECTIVE DIRECTORS, OFFICERS, AGENTS, EMPLOYEES AND COUNSEL, HARMLESS FROM AND AGAINST ANY AND ALL LOSSES, CLAIMS, DAMAGES, LIABILITIES, DEFICIENCIES, JUDGMENTS, PENALTIES OR EXPENSES IMPOSED ON, INCURRED BY OR ASSERTED AGAINST ANY OF THEM, WHETHER DIRECT, INDIRECT OR CONSEQUENTIAL ARISING OUT OF OR BY REASON OF ANY LITIGATION, INVESTIGATIONS, CLAIMS, OR PROCEEDINGS (WHETHER BASED ON ANY FEDERAL, STATE OR LOCAL LAWS OR OTHER STATUTES OR REGULATIONS, INCLUDING, WITHOUT LIMITATION, SECURITIES, ENVIRONMENTAL, OR COMMERCIAL LAWS AND REGULATIONS, UNDER COMMON LAW OR AT EQUITY, OR ON CONTRACT OR OTHERWISE) COMMENCED OR THREATENED, WHICH ARISE OUT OF OR ARE IN ANY WAY BASED UPON THE NEGOTIATION, PREPARATION, EXECUTION, DELIVERY, ENFORCEMENT, PERFORMANCE OR ADMINISTRATION OF THIS AGREEMENT, ANY OTHER LOAN DOCUMENT, OR ANY UNDERTAKING OR PROCEEDING RELATED TO ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACT, OMISSION TO ACT, EVENT OR TRANSACTION RELATED OR ATTENDANT THERETO, INCLUDING, WITHOUT LIMITATION, AMOUNTS PAID IN SETTLEMENT, COURT COSTS, AND THE FEES AND EXPENSES OF COUNSEL REASONABLY INCURRED IN CONNECTION WITH ANY SUCH LITIGATION, INVESTIGATION, CLAIM OR PROCEEDING AND FURTHER INCLUDING, WITHOUT LIMITATIONS, ALL LOSSES, DAMAGES (INCLUDING CONSEQUENTIAL DAMAGES), EXPENSES OR LIABILITIES SUSTAINED BY THE LENDER IN CONNECTION WITH ANY ENVIRONMENTAL INSPECTION, MONITORING, SAMPLING, OR CLEANUP OF THE ENCUMBERED REAL ESTATE REQUIRED OR MANDATED BY ANY ENVIRONMENTAL LAW; PROVIDED, HOWEVER, THAT BORROWER SHALL NOT INDEMNIFY LENDER, ITS DIRECTORS, OFFICERS, AGENTS, EMPLOYEES AND COUNSEL FROM SUCH DAMAGES RESULTING FROM THEIR GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. Without limiting the foregoing, if, by reason of any suit or proceeding of any kind, nature, or description against any Borrower, or by any Borrower or any other party against Lender, which in Lender's sole discretion makes it advisable for Lender to seek counsel for protection and preservation of its liens and security assets, or to defend its own interest, such expenses and counsel fees shall be allowed to Lender. To the extent that the undertaking to indemnify, pay and hold harmless set forth in this Section 15.9 may be unenforceable because it is violative of any law or public policy, each Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all indemnified matters incurred by Lender. The foregoing indemnity shall survive the payment of the Obligations and the termination of this Agreement. All of the foregoing costs and expenses shall be part of the Obligations and secured by the Collateral.

          15.10 Waiver of Notices. Unless otherwise expressly provided herein, each Borrower waives presentment, protest and notice of demand or dishonor and protest as to any instrument, as well as any and all other notices to which it might otherwise be entitled. No notice to or demand on any Borrower which the Lender may elect to give shall entitle such Borrower to any or further notice or demand in the same, similar or other circumstances.

          15.11 Binding Effect; Assignment. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective representatives, successors and assigns of the parties hereto; provided, however, that no interest herein may be assigned by any Borrower without the prior written consent of the Lender. The rights and benefits of the Lender hereunder shall, if the Lender so agrees, inure to any party acquiring any interest in the Obligations or any part thereof.

          15.12 Modification. This Agreement is intended by each Borrower and the Lender to be the final, complete, and exclusive expression of the agreement among them. This Agreement supersedes any and all prior oral or written agreements relating to the subject matter hereof and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. There are no oral agreements between the parties. No modification, rescission, waiver, release, or amendment of any provision of this Agreement shall be made, except by a written agreement signed by all the Borrowers and a duly authorized officer of the Lender.

          15.13 Counterparts. This Agreement may be executed in any number of counterparts, and by the Lender and each Borrower in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement.

          15.14 Captions. The captions contained in this Agreement are for convenience only, are without substantive meaning and should not be construed to modify, enlarge, or restrict any provision.

          15.15 Right of Set-Off. Whenever an Event of Default exists, the Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Lender or any affiliate of the Lender to or for the credit or the account of any Borrower against any and all of the Obligations, whether or not then due and payable. The Lender agrees promptly to notify such Borrower after any such set-off and application made by Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application.

          15.16 Participating Lender's Security Interests. The Lender may, without notice to or consent by the Borrowers, grant one or more participations in the Loans to Participating Lenders. If a Participating Lender shall at any time with the Borrowers' knowledge participate with the Lender in the Loans, each Borrower hereby grants to such Participating Lender, and the Lender and such Participating Lender shall have and are hereby given, a continuing lien on and security interest in any money, securities and other property of the Borrowers in the custody or possession of the Participating Lender, including the right of setoff, to the extent of the Participating Lender's participation in the Obligations, and such Participating Lender shall be deemed to have the same right of setoff to the extent of Participating Lender's participation in the Obligations under this Agreement as it would have if it were a direct lender.

          15.17 Joint and Several Liability. The liability of the Borrowers for all of the Obligations shall be joint and several regardless of which Borrower actually receives loans or other extensions of credit hereunder or the amount of such loans received or the manner in which Lender accounts for such loans or other extensions of credit or on its books and records. Each Borrower's Obligations with respect to Revolving Loans made to it or Letters of Credit issued for its account, and related fees, costs and expenses, and each Borrower's Obligations arising as a result of the joint and several liability of the Borrowers here-

under, with respect to Revolving Loans made to the other
Borrowers hereunder or Letters of Credit issued for the account of the other Borrowers hereunder, together with the related fees, costs and expenses, shall be separate and distinct obligations, all of which are primary obligations of each Borrower.

          Each Borrower's Obligations arising as a result of the joint and several liability of the Borrowers hereunder with respect to loans or other extensions of credit made to the other Borrowers hereunder shall, to the fullest extent permitted by law, be unconditional irrespective of (i) the validity of en-

forceability, avoidance or subordination of the Obligations of the other Borrowers or of any promissory note or other document evidencing all of any part of the Obligations of the other Bor-

rowers, (ii) the absence of any attempt to collect the Obliga-

tions from any of the other Borrowers, any other guarantor, or any other security therefor, or the absence of any other action to enforce the same, (iii) the waiver, consent, extension, for-

bearance or granting of any indulgence by the Lender with respect to any provision of any instrument evidencing the Obligations of the other Borrowers, or any part thereof, or any other agreement now or hereafter executed by the other Borrowers and delivered to the Lender, (iv) the failure by the Lender to take any steps to perfect and maintain its security interest in, or to preserve its rights to, any security or collateral for the Obligations of the other Borrowers, (v) the Lenders' election, in any proceeding instituted under the Bankruptcy Code, of the application of
Section 1111(b)(2) of the Bankruptcy Code, (vi) any borrowing or grant of a security interest by the other Borrowers, as debtor-in-possession under Section 364 of the Bankruptcy Code, (vii) the disallowance of all or any portion of the Lender's claim(s) for repayment of the Obligations of the other Borrowers under Section 502 of the Bankruptcy Code, or (viii) any other circumstance which might constitute a legal or equitable discharge or defense of a guarantor or of the other Borrowers.

          Each Borrower hereby irrevocably agrees that it will not bring any "claims" (as defined in Section 101(5) of the Bankruptcy Code) against any other Borrower to which such Borrower is or would at any time be otherwise entitled by virtue of its obligations under this Agreement or under any of the Loan Documents, including, without limitation, any right of subrogation (whether contractual, under Section 509 of the Bankruptcy Code or otherwise), reimbursement, contribution, exoneration or other similar right against such other Borrowers, until such time as all of the Obligations have been satisfied in full and this Agreement shall have terminated in accordance with its terms.

          Upon any Event of Default, the Lender may, at its sole election, proceed directly and at once, without notice, against any Borrower to collect and recover the full amount, or any portion of the Obligations, without first proceeding against any other Borrower or any other Person, or against any security or collateral for the Obligations. Each Borrower consents and agrees that neither the Lender shall not be under any obligation to marshall any assets in favor of such Borrower or against or in payment of any or all of the Obligations.

          IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.

                              PENTECH INTERNATIONAL, INC.


                              By: s/
                              Title:  President


                              PENTECH COSMETICS, INC.


                              By: s/
                              Title:  Vice President


                              SAWDUST PENCIL CO.


                              By: s/
                              Title:  Vice President


                              BANKAMERICA BUSINESS CREDIT, INC.


                              By: s/
                              Title:

                        List of Exhibits/Schedules



     Exhibits

     Exhibit A           Permitted Liens
     Exhibit B-1         Financial Statements
     Exhibit B-2         Proforma Financial Statements
     Exhibit B-3         Projections
     Exhibit C           Notice of Borrowing
     Exhibit D           Notice of Conversion/Continuation

     Schedules

     Schedule 1.1 Entities whose subsidiaries have eligible Accounts with respect to foreign sales
     Schedule 7.3        Locations of Borrowers and Collateral
     Schedule 7.13       License Agreements
     Schedule 9.3-A      States of incorporation of each Borrower
     Schedule 9.3-B      States in which each Borrower is
                         qualified to do business
     Schedule 9.4        Prior Corporate Names of each Borrower
     Schedule 9.5-A      List of Subsidiaries and Affiliates
     Schedule 9.5-B      States of incorporation of each
                         Subsidiary and Affiliate
     Schedule 9.5-C States in which each Subsidiary and Affiliate is qualified to do business
     Schedule 9.7-A Authorized and Outstanding Stock of each of Pentech and its Subsidiaries
     Schedule 9.7-B Beneficial and Record owners of the authorized and Outstanding Stock of each of Pentech (5% or more) and its Subsidiaries
     Schedule 9.13       Real Estate - Owned and Leased
     Schedule 9.14 Proprietary Rights Collateral (patents, trademarks, and copyrights)
     Schedule 9.15       Trade Names of Borrowers
     Schedule 9.18       Labor Disputes
     Schedule 9.19       Environmental Laws
     Schedule 10.17      New Subsidiaries

                             EXHIBIT 10.8










                                   November 15, 1996



Mr. John Linster
President
Pentech
Pentech International, Inc.
195 Carter Drive
Edison, New Jersey 08817

          Re:  License Agreement Dated July 1994
               by and between Fisher-Price Inc.
               and Pentech International Inc.

Dear David:

          This letter sets forth the terms pursuant to which Fisher-Price and Pentech International agree to terminate the above referenced License Agreement (the "Agreement"). The Agreement has a term of three years, with one partial and one full contract year remaining.

          Paragraph 3.2 of the Agreement states that the Minimum Guaranteed Royalties for the 1996 and 1997 contract years are $198,000 and $245,000 respectively. By agreement of the parties, Fisher-Price will release Pentech from its obligation to pay the 1997 Minimum Guaranteed Royalties upon the receipt of payment by Pentech of the balance due of $171,347.32 for the Minimum Guaranteed Royalties for the 1996 contract year, such payment to be received by Fisher-Price no later than November 20, 1996.

          Upon receipt of the above-mentioned Minimum Guaranteed Royalties, Fisher-Price will permit Pentech to sell off the inventory outlined on attached Exhibit A for a six month period, Pentech shall cease and desist from the sale, marketing and/or distribution of any Licensed Products, as that term is defined in the License Agreement. Pentech shall immediately cease and desist from the manufacture of any such Licensed Products.

          Pending Pentech's satisfaction of the terms set forth in this letter agreement and the subsequent exchange of mutual releases, as set forth below, Fisher-Price reserves the right to bring an action to enforce the Agreement or this letter agreement, at its option, in the event that Pentech fails to comply with any term herein. Pentech agrees to pay any and all reasonable attorneys' fees and costs associated with such an action.

          Subject to the preceding paragraph, upon execution of this letter agreement, and payment by Pentech of $171,347.32, the parties' respective rights and obligations under the licensing Agreement between Fisher-Price and Pentech are terminated. The parties further agree to exchange mutual releases upon receipt by Fisher-Price of written assurance from Pentech that it has complied with the terms of this letter agreement, such mutual releases to provide that neither party shall bring an action against the other party for breach of this Agreement.

          Fisher-Price shall have the right to license the Licensed Products covered by the Agreement to third parties effective upon the execution of this letter by a duly authorized officer of Pentech.

          Please execute the two originals enclosed and return one to Fisher-Price, evidencing Pentech's consent to the terms set forth in this letter.

                                   Sincerely,



                                   Al Hellinger
                                   Manager, Licensing

Agreed and accepted
this 18th day of November, 1996



John W. Linster
Print Name



s/John W. Linster
Signature

President
Print Title
cc:  David Melnick
     Edward Powderly
     Liza Tommaney

                                EXHIBIT 10.9
                                 AGREEMENT




     This Agreement is made and entered into as of December 27th, 1996 by and between Pentel Kabushiki Kaisha, d/b/a Pentel Co.,
Ltd., a Japanese corporation ("Pentel") and Pentech
International, Inc., a Pennsylvania corporation ("Pentech").

     WHEREAS, Pentel is the owner of the trademark PENTEL and of U.S. Trademark Registration Nos. 786,427 registered March 9, 1965 and 1,058,796 registered February 8, 1977 for said mark for writing instruments and other products;

     WHEREAS, Pentech is the owner of the trademark PENTECH with stylized "E", as depicted in its U.S. Trademark Registration No.
1,315,743 registered January 22, 1985 for pens and markers;

     WHEREAS, Pentel has filed a petition for cancellation under Cancellation No. 16,058 seeking to cancel Pentech's U.S.
Registration no. 1,315,743, which cancellation proceeding is currently pending between the parties in the U.S. Patent and Trademark Office; and

     WHEREAS, the parties are desirous of amicably settling the aforementioned cancellation proceeding.

     NOW THEREFORE, in consideration of the mutual covenants and agreements herein contained, it is agreed as follows:

          1. Pentel consents to Pentech's use and registration in the United States of the trademark PENTECH as shown in Registration No. 1,315,743, but Pentel does not consent to Pentech's use or registration in the United States of the term PENTECH in any lettering style or format which is different from that shown in Registration No. 1,315,743.

          2. Pentech agrees to not seek or acquire registration in the United States of any trademark which includes or comprises the term PENTECH unless said term has stylized letter "E" as shown in Registration No. 1,315,743.

          3. The parties agree to file a stipulation of withdrawal of the petition for cancellation in Cancellation No.
16,058 (in the form shown in attached Exhibit A) promptly upon execution of this Agreement.

          4. This Agreement shall be binding on the parties, their assigns and successors in interest, and this Agreement shall not be used or asserted by either party against the other party in any proceeding in any country except the United States.

          IN WITNESS THEREOF, the parties have caused this Agreement to be executed as of the date first hereinabove written.

WITNESS                            Pentel Kabushiki Kaisha,
                                   d/b/a Pentel Co., Ltd.



s/Joru Sasagawa               By:  s/Hiroshi Asabe
                                   Hiroshi ASABE, President



WITNESS                            Pentech International, Inc.
Patrizia E. DeBari



s/Patrizia E. DeBari          By:  s/John W. Linster
                                   John W. LINSTER, President

                                 EXHIBIT A
             IN THE UNITED STATES PATENT AND TRADEMARK OFFICE
                BEFORE THE TRADEMARK TRIAL AND APPEAL BOARD

-----------------------------X

Pentel Kabushiki Kaisha,
d.b.a. Pentel Co., Ltd.

          Petitioner,              Cancellation No. 16,058

     v.

Pentech International Inc.,

          Respondent.

----------------------------X

          STIPULATION OF WITHDRAWAL OF PETITION FOR CANCELLATION

          WHEREAS, the parties hereto have agreed that the dispute between them should be amicably settled; and

          WHEREAS, the parties have come to an agreement relative to the terms of such settlement;

          NOW THEREFORE, it is stipulated by and between the parties hereto that the Petition for Cancellation is withdrawn and that the cancellation shall be dismissed without prejudice to either party.

                                   Respectfully submitted,

                                   ADAMS & WILKS
                                   Attorneys for Petitioner


Dated:                        By:
                                   Bruce L. Adams
                                   50 Broadway - 31st Floor
                                   New York, New York  10004
                                   (212) 809-3700

                                   COOPER & DUNHAM
                                   Attorneys for Respondent

                              By:
                                   Robert B.G. Horowitz
                                   1185 Avenue of the Americas
                                   23rd Floor
                                   New York, New York 10036
                                   (212) 278-0400

                            EXHIBIT 10.10




                          SUBSCRIPTION AGREEMENT



PENTECH INTERNATIONAL, INC.
195 Carter Road
Edison, NJ  08817

Dear Sirs:

     The undersigned (the "Investor") hereby tenders his
subscription for and offers to acquire       units (the "Units"),
each Unit consisting of 100,000 shares of Common Stock (the "Common Stock") of Pentech International, Inc. (the "Company"). This subscription is tendered in connection with a private offering of a minimum of ten Units (the "Minimum Offer") up to a maximum of 20 Units (the "Maximum Offer") pursuant to a Confidential Private Offering Memorandum dated December 10, 1996 (the "Memorandum"). If the Minimum Offer is not reached on or before December 31, 1996, unless extended at the option of the Company to January 31, 1997, this offering will terminate and the Company will return the money to the Investor without interest thereon or deduction therefrom and cancel this subscription. All funds will be held in escrow until the Minimum Offer is completed.

     1. Subscription Payment. As payment for this subscription, simultaneously with the execution hereof, the Investor is either (i) delivering herewith a check payable to the order of Richard S. Kalin, as escrow agent, or (ii) transferring funds by wire pursuant to the instructions of Richard S. Kalin, as escrow agent, in the amount of $50,000 per Unit being subscribed for. Mr. Kalin shall hold such funds in escrow until the Minimum Offer is subscribed for. In the event the Minimum Offer is not completed on or before December 31, 1996 (which may be extended until January 31, 1997 at the sole option of the Company), this amount shall be returned to the investor without interest thereon or deduction therefrom.

     2. Representations of the Investor. The Investor, recognizing that the Company will be relying on the information and on the representations set forth herein, hereby represents, warrants and agrees as follows:


     (a) The Investor understands that the offer and sale of the Units is being made by means of this Subscription Agreement, and is aware of the high degree of risk associated with an investment in the Units.

     (b) The Investor is a person who is able to bear economic risks including a loss of an investment in the Units.


     (c) The Investor is purchasing the shares of Common Stock contained in the Units issued pursuant to this Subscription Agreement (the "Shares") for his own account for investment, and not with a view to or for sale in connection with the distribution of the Shares nor with any present intention of selling or otherwise disposing of all or any part of the Shares; provided, however, the Investor shall have the right to transfer the securities to third parties pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"). In connection with any such future transfer, the Company will accept an acceptable opinion of counsel to the Investor as to the existence of any exemption. The Investor hereby acknowledges his understanding that the Shares are not being registered under the Act or any state securities laws, on the ground that the issuance and sale of the Units to the Investor is exempt under the Act and relevant state securities laws, as a small offering and not involving a public offering. The Investor agrees not to sell the Shares unless they are subsequently registered or an exemption from such registration is available.

     The Investor further acknowledges his understanding that the Company's reliance on such exemptions are, in part, based upon the foregoing representations, warranties, and agreements by the Investor and that the statutory basis for such exemptions would not be present, if notwithstanding such representations, warranties and agreements, the undersigned were acquiring the Units for resale on the occurrence or non-occurrence of some predetermined event.
     In order to induce the Company to issue and sell the Units subscribed for hereby to the Investor, it is agreed that the Company will have no obligation to recognize the ownership, beneficial or otherwise, of such Units by anyone but the Investor, except as set forth herein.

     (d) All information contained in this Subscription Agreement and in the Confidential Purchaser Questionnaire being simultaneously provided to the Investor, is correct and complete. Any material change occurring in either this Subscription Agreement or in the Confidential Purchaser Questionnaire prior to acceptance of this subscription shall be promptly reported to the Company. The Investor, in connection with his investment in the Company, has sufficient knowledge and experience in matters relating to business and financial matters in general and he is capable of evaluating the merits and risks of an investment in the Company and of making an informed investment decision.

     (e) The address set forth in this Subscription Agreement is his true and correct primary residence, and he has no present intention of becoming a resident of any other state or jurisdiction.

     (f) The Investor acknowledges and is aware that, except as set forth herein, the Investor will not transfer or assign this subscription, the Units or any interest therein; if and to the extent this subscription is accepted, the assignment and transferability of the Units subscribed for by the Investor will be governed by this Subscription Agreement and all applicable laws.

     (g) The Investor acknowledges and is aware that this subscription is voidable by the Investor within three days after the first tender of consideration is made by the Investor to the Company, an agent of the Company or an escrow agent. Subsequent to this three day period, the Investor is not entitled to cancel, terminate or revoke this subscription, and any agreements of the Investor in connection herewith shall survive the death or disability of the Investor.

     (h) The Investor has been given access to full and fair disclosure of all material information concerning the Company. The Investor has also been given the opportunity to ask questions of, and receive answers from, management of the Company regarding the terms and conditions of this Agreement, and the transactions contemplated thereby, as well as the affairs of the Company and related matters.

     The Investor may have access to whatever additional information concerning the Company, its financial condition, business, prospects, management, capitalization, and other similar matters, that the Investor or his purchaser representative, if any, desires, provided that the Company can acquire such information without unreasonable effort or expense.

     (i) The Investor has received and carefully reviewed the Memorandum, and except for the Memorandum, the Investor has not been furnished with any other materials or literature relating to the offer and sale of the Units.

     (j) The Investor has had the opportunity to obtain additional information necessary to verify the accuracy of the information referred to in subparagraphs (h) and (i) hereof.

     3. Indemnification. The Investor hereby agrees to indemnify and hold harmless the Company, its respective officers, directors, shareholders, employees, agents and attorneys of each such entity against any and all losses, claims, demands, liabilities and expenses (including reasonable legal or other expenses incurred by each such person in connection with defending or investigating any such claims or liabilities, whether or not resulting in any liability to such person) to which any such indemnified party may become subject under the Act, under any other statute, at common law or otherwise, insofar as such losses, claims, demands, liabilities and expenses (a) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in this Subscription Agreement or (b) arise out of or are based upon any breach of any representation, warranty or agreement contained herein.

     4.   Survival of Representations, Warranties and Agreements.
The representations, warranties and agreements contained herein shall survive the delivery of, and payment for, the Units.

     5. Acceptance of Subscription. The Company may accept this Subscription Agreement at any time for the Units subscribed for by executing a copy hereof as provided and notifying the Investor. The Investor understands that the Company may, in its sole discretion, reject this subscription or may accept only a portion of this subscription.

SIGNATURE PAGE

     IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement this _____ day of __________, 199____.

Organization Signature:            Individual Signature:



Print Name of Subscriber


By:                                   Signature (s)


      Print Name and Title of         Print Name (s)
      Person Signing


     Print Name (s)

Number of Units Subscribed for:

                                   (Please print information
below
                                   exactly as you wish it to
appear
                                   in the records of the Company)



Name and capacity in which            Social Security Number of
Social Security Number of             Individual or other
Taxpayer
Individual or other Taxpayer          I.D. Number
I.D. Number subscription is
made -- see below for
particular requirements


Address:                             Address for notices if
                                     different:


Number and Street                    Number and Street


 City   State      Zip Code           City    State      Zip Code

Please indicate form of ownership:



TENANTS-IN-COMMON                  JOINT TENANTS WITH RIGHT OF
(Both Parties must sign            SURVIVORSHIP
 above)                            (Both Parties must sign above)




                        ACCEPTANCE OF SUBSCRIPTION

                        PENTECH INTERNATIONAL, INC.


     The foregoing subscription is hereby accepted by Pentech
International, Inc. this ________ day of _________________ for __________ Units.







                              By:
                                   Name:
                                   Title:

                            EXHIBIT 10.11
                       REGISTRATION RIGHTS AGREEMENT


          AGREEMENT, dated as of the       day of          ,
1996, between the person whose name and address appear on the signature page attached hereto (individually a "Holder" or collectively with the holders of the other units issued in the offering, as defined below, the "Holders") and Pentech International, Inc., a Delaware corporation having its principal place of business at 195 Carter Drive, Edison, NJ 08817 (the "Company").

          WHEREAS, simultaneously with the execution and delivery of this Agreement, the Holders are purchasing from the Company an aggregate of up to 20 Units (the "Units"), each unit consisting of 100,000 shares of Common Stock of the Company, par value $.01 per share (the "Common Stock") and

          WHEREAS, the Company desires to grant to the Holder the registration rights set forth herein with respect to the shares of Common Stock issued in connection with the Offering (the
"Registrable Securities").

          NOW, THEREFORE, the parties hereto mutually agree as follows:

          1.  Registration.    Subject to the terms set forth
below, upon the request of the Holders of 20% or more of the Registrable Securities at any time after December 31, 1997, the Company shall prepare and file a registration statement (the "Registration Statement") with the Securities and Exchange Commission, to include all of the Registrable Securities in the Registration Statement. Within ten (10) days of receipt of a proper request for registration pursuant hereto, the Company shall notify all of the other Holders who shall have ten (10) days from such notice to notify the Company of their desire to include their Registrable Securities in such registration. The Company will be required to maintain the effectiveness of the Registration Statement until the earlier of (i) the date that all of the Registrable Securities have been sold, or (ii) the date all of the holders thereof receive an opinion of counsel to the Company that all of the Registrable Securities may be freely traded without registration under the Securities Act of 1933, as amended (the "Act"). In the event the Company is engaged in a material event or a proposed underwriter of an underwritten public offering of the Company's securities indicates that filing such a Registration Statement at such time is undesirable, then the Company shall have the right to delay the filing of such Registration Statement for 180 days.

          2. Additional Terms. The following provisions shall be applicable to the Registration Statement filed pursuant to Paragraph 1 of this Agreement:
               (a) The Company will use its best efforts to cause the Registration Statement covering Registrable Securities to become effective as promptly as possible and, if any stop order shall be issued by the Securities and Exchange Commission in connection therewith, to use its reasonable efforts to obtain the removal of such order. Following the effective date of such Registration Statement, the Company shall, upon the request of the Holder forthwith supply such reasonable number of copies of the Registration Statement, preliminary prospectus and prospectus meeting the requirements of the Act, and other documents necessary or incidental to the Offering, as shall be reasonably requested by the Holder to permit the Holder to make a public distribution of his or her Registrable Securities. The Company will use its reasonable efforts to qualify the Registrable Securities for sale in such states as the Holder of Registrable Securities shall reasonably request, provided that no such qualification will be required in any jurisdiction where, solely as a result thereof, the Company would be subject to service of general process or to taxation or qualification as a foreign corporation doing business in such jurisdiction. The obligations of the Company hereunder with respect to the Holder's Registrable Securities are expressly conditioned on the Holder's furnishing to the Company such appropriate information concerning the Holder, the Holder's Registrable Securities and the terms of the Holder's offering of such Registrable Securities as the Company may reasonably request.

               (b) The Company shall bear the entire cost and expense of any registration of the Registrable Securities; provided, however, that the Holder shall be solely responsible for the fees of any counsel retained by him or her in connection with such registration and any transfer taxes or underwriting discounts or commissions applicable to the Registrable Securities sold by him or her pursuant thereto.

               (c) The Company shall indemnify and hold harmless the Holder and each underwriter, within the meaning of the Act, who may purchase from or sell for the Holder, any Registrable Securities, from and against any and all losses, claims, damages and liabilities caused by any untrue statement of a material fact contained in the Registration Statement, any other registration statement filed by the Company under the Act, any post-effective amendment to such registration statements, or any prospectus included therein required to be filed or furnished by reason of this Agreement or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages or liabilities are caused by any such untrue statement or alleged untrue statement or omission or alleged omission based upon information furnished or required to be furnished in writing to the Company by the Holder or underwriter expressly for use therein; which indemnification shall include each person, if any, who controls any such underwriter within the meaning of the Act and each officer, director, employee and agent of such underwriter; provided, however, that the Company shall not be obligated to so indemnify the Holder or any such underwriter or other person referred to above unless the Holder or underwriter or other person, as the case may be, shall at the same time indemnify the Company, its directors, each officer signing the Registration Statement and each person, if any, who controls the Company within the meaning of the Act, from and against any and all losses, claims, damages and liabilities caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any registration statement or any prospectus required to be filed or furnished by reason of this Agreement or caused by any omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, insofar as such losses, claims, damages or liabilities are caused by any untrue statement or alleged untrue statement or omission based upon information furnished in writing to the Company by the Holder or underwriter expressly for use therein.

               (d)  If for any reason the indemnification
provided for in the preceding subparagraph is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to therein, then the indemnifying party, in lieu of indemnifying such indemnified party thereunder, shall contribute to the amount paid or payable by the indemnified party as a result of such loss, claim, damage or liability in such proportion as is appropriate to reflect not only the relative benefits received by the indemnified party and the indemnifying party, but also the relative fault of the indemnified party and the indemnifying party, as well as any other relevant equitable considerations.

               (e)  Neither the filing of a Registration
Statement by the Company pursuant to this Agreement nor the making of any request for prospectuses by the Holder shall impose upon the Holder any obligation to sell his or her Registrable
Securities.

               (f) The Holder, upon receipt of notice from the Company that an event has occurred which requires a post-effective amendment to the registration statement or a supplement to the prospectus included therein, shall promptly discontinue the sale of his or her Registrable Securities until the Holder receives a copy of a supplemented or amended prospectus from the Company, which the Company shall provide as soon as practicable after such notice.

          3.  Governing Law.

               (a)  The Registrable Securities are being
delivered in New York. This Agreement shall be deemed to have been made and delivered in the State of New York and shall be governed as to validity, interpretation, construction, effect and in all other respects by the internal laws of the State of New York.

               (b) The Company and the Holder (a) agree that any legal suit, action or proceeding arising out of or relating to this Agreement, or any other Agreement entered into pursuant to the Offering shall be instituted exclusively in New York State Supreme Court, County of New York, or in the United States District Court for the Southern District of New York, (b) waives any objection which the Company or such Holder may have now or hereafter to the venue of such suit, action or proceeding, and
(c) irrevocably consents to the jurisdiction of the New York State Supreme Court, County of New York and the United States District Court for the Southern District of New York in any such suit, action or proceeding. The Company and the Holder further agree to accept and acknowledge service of any and all process which may be served in any such suit, action or proceeding in the New York State Supreme Court, County of New York or in the United States District Court for the Southern District of New York and agrees that service of process upon the Company or the Holder mailed by certified mail to the Company's or, as the case may be, the Holder's address shall be deemed in every respect effective service of process upon the Company or the Holder, as the case may be, in any suit, action or proceeding.

          4. Amendment. This Agreement may only be amended by a written instrument executed by the Company and the Holder.

          5. Entire Agreement. This Agreement constitutes the entire agreement of the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings of the parties, oral and written, with respect to the subject matter hereof.

          6. Execution in Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.

          7. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed duly given when delivered by hand or mailed by registered or certified mail, postage prepaid, return receipt requested, as follows:

          If to the Holder, to his or her address set forth on the signature page of this Agreement.

          If to the Company, to the address set forth on the first page of this Agreement.

          8. Binding Effect; Benefits. The Holder may not assign his or her rights hereunder. This Agreement shall inure to the benefit of, and be binding upon, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns, including, without limitation, the permitted transferee of the Registrable Securities. Nothing herein contained, express or implied, is intended to confer upon any person other than the parties hereto and their respective heirs, legal representatives, successors and such permitted assigns, any rights or remedies under or by reason of this Agreement.

         9. Headings. The headings contained herein are for the sole purpose of convenience of reference, and shall not in any way limit or affect the meaning or interpretation of any of the terms or provisions of this Agreement.

          10. Severability. Any provision of this Agreement which is held by a court of competent jurisdiction to be prohibited or unenforceable in any jurisdiction(s) shall be, as to such jurisdiction(s), ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

     IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties hereto as of the date first above written.

                                   PENTECH INTERNATIONAL, INC.


                                   By:
                                   Name:  John W. Linster
                                   Title:   President


                                   HOLDER:








                                   Signature(s)



                                   Print Name

                                   Address:

                                   EXHIBIT 21

                  Subsidiaries of Pentech International, Inc.




                                        Jurisdiction of
          Name                           Incorporation

          Sawdust Pencil Co.               Delaware

          Pentech Cosmetics, Inc.          Delaware

                                  EXHIBIT 23.1

                        Consent of Independent Auditors




We consent to the incorporation by reference in (i) the Registration Statement (Form S-8 No. 33-27009) dated February 28, 1989 pertaining to the 1989 Stock Option Plan of Pentech International, Inc. and (ii) the Registration Statement (Form S-8 No. 33-67802) dated August 23, 1993 pertaining to the 1993 Stock Option Plan of Pentech International, Inc. of our report dated January 13, 1997 with respect to the consolidated financial statements and schedule of Pentech International, Inc. included in this Annual Report (Form 10-K) for the year ended September 30, 1996.

                                   ERNST & YOUNG LLP


                              By:  /s/ Ernst & Young LLP





MetroPark, New Jersey
January 13, 1997









WPDOCS\DATA\PTK\10K96