Form 10-Q
period 1996-12-31
PENTECH INTERNATIONAL INC
filed 1997-02-14
CIK 760461

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996:
10,496,758 shares of common stock, par value $.01 per share.

                                   INDEX

Part I.  Financial Information:


     Item 1.   Financial Statements (Unaudited)              Page


     Condensed Consolidated Balance Sheets as of
     December 31, 1996 and September 30, 1996                3-4


     Condensed Consolidated Statements of Operations for the
     three months ended December 31, 1996 and 1995             5


     Condensed Consolidated Statements of Cash Flows
     for the three months ended December 31,
     1996 and 1995                                           6-7


     Notes to Condensed Consolidated Financial Statements    8-12


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     13-14



Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K              14


Signatures                                                   15

                     PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                     December 31, 1996   September 30, 1996
                                        (unaudited)
     Current Assets:

     Cash                                $   707            $ 7,064
     Accounts receivable, net of
      allowances for doubtful
      accounts of $403 at
      December 31, 1996 and
      at September 30,
      1996, respectively                  10,413             14,538
     Inventories (Note 1)                 17,767             18,728
     Income taxes receivable                 978              1,146
     Prepaid expenses and other            1,479              1,042
     Deferred Tax Asset                      633                619
                                          ------             ------
     Total current assets                 31,977             43,137
                                          ------             ------

     Furniture and equipment (Note 1)      8,051              8,030
      Less accumulated depreciation        3,902              3,662
                                          ------             ------
                                           4,149              4,368
                                          ------             ------
     Other assets:

     Deferred tax assets, long-term          263                306
     Trademarks, net of amortization
      (Note 1)                               278                268
     Due from officer                        110                110
                                          ------             ------
                                             651                684
                                          ------             ------
                                         $36,777            $48,189
                                          ======             ======




         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                              December 31, 1996         September 30, 1996
                                  (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $12,301                    $21,352
  Bankers' acceptances
     payable (Note 2)                  992                      1,489
  Accounts payable                     789                      1,593
  Accrued expenses                   2,713                      3,827
  Settlement payable                   500                        500
  Settlement note payable              700                        700
                                    ------                    -------

     Total current liabilities      17,995                     29,461
                                    ------                    -------
Other liabilities:
  Royalty payable, long-term           400                        400
  Settlement note payable,
     long-term                       2,300                      2,300
                                    ------                     ------
                                     2,700                      2,700
Commitments and contingencies
(Notes 4 and 5)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 10,496,758 shares issued
  and outstanding at December 31,
  1996 and September 30, 1996, re-
  spectively                           105                        105

  Capital in excess of par           5,846                      5,846

  Retained earnings                 10,131                     10,077
                                    ------                     ------
                                    16,082                     16,028
                                    ------                     ------
                                   $36,777                    $48,189
                                    ======                     ======

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                (Unaudited)



                                Three Months Ended
                                   December 31,
                              1996           1995

Net sales                     $12,540        $11,892

Cost of sales                   8,047          7,656

Gross profit                    4,493          4,236

Selling, general and
 administrative expenses        4,044          3,713

Interest expense                  367            324

Interest (income)                  (8)           (11)
                                -----          -----
                                4,403          4,026
                                -----          -----
Income before
 taxes                             90            210

Income taxes                       36             80
                                 ----          -----
Net income                    $    54        $   130
                               ======         ======
Net income per share-
primary and fully diluted     $   .01        $   .01
                               ======         ======




         See notes to condensed consolidated financial statements.


                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                             Three Months Ended
                                                December 31,

                                               1996      1995

Cash flows from operating activities:

      Net income                             $   54    $   130
                                              -----      -----
      Adjustments to reconcile net
      income to net cash provided
      by (used in) operating activities:

      Depreciation and amortization             240        257

      (Increase) decrease in:
          Accounts receivable                 4,125      1,877
          Inventories                           961       (245)
          Prepaid expenses and other           (437)        76
          Income taxes receivable/
               payable                          168       (128)

      Increase (decrease) in:
          Bankers' acceptances payable         (497)      (656)
          Accounts payable                     (804)      (779)
          Accrued expenses                   (1,114)      (265)
          Deferred income
               taxes payable\receivable          29        208
                                              -----      -----
      Total adjustments                       2,671        345
                                              -----      -----

          Net cash provided by
          operating activities                2,725        475
                                              -----      -----
Cash flows from investing activities:

     (Purchase) of furniture/equipment          (21)       (99)
     (Increase) in trademarks                   (10)        (8)
                                              -----      -----
          Net cash (used in)
          investing activities                  (31)      (107)
                                              -----      -----

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                (Unaudited)

                                                  Three Months Ended
                                                    December 31,
                                                  1996         1995

Cash flows from financing activities:

     Net (decrease) increase in notes
      payable                                  $ (9,051)     $  684
                                                  -----       -----

     Net cash (used in) provided by
      financing activities                       (9,051)        684
                                                  -----      ------
Net (decrease) increase in cash and cash
equivalents                                      (6,357)      1,052


Cash and cash equivalents,
beginning of period                               7,064         -0-
                                                  -----      ------
Cash and cash equivalents, end of period       $    707      $1,052
                                                  =====      ======
Supplemental disclosures of cash flow
information and non-cash financing activities:

     Cash paid during the period for:

          Interest                                $ 468      $  324





         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1996 and 1995 is unaudited.)

1.   Summary of significant accounting policies:

     Organization:

          Pentech International, Inc. (the "Company") was formed in
          April 1984.  A wholly-owned subsidiary, Sawdust Pencil
          Company ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October
          1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc. to manufacture and distribute cosmetic pencils. The Company primarily operates in one business segment: the manufacture and marketing of pens markers, pencils and other writing instruments and related products to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends
          September 30.

     Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash Equivalents:

          The Company considers all time deposits with a maturity of three months or less to be cash equivalents.

     Unaudited financial statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at December 31, 1996 and the results of operations and the statements of cash flows for the three month period ended December 31, 1996 and 1995.

                  PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1996 and 1995 is unaudited.)

     Inventory and Cost of Sales:

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

     Trademarks:

          The costs thereof are being amortized over a five-year period on a straight-line basis.


2.   Notes payable, bank:

                              December 31,             September 30,
                    Rate          1996       Rate         1996

Notes payable(a)    9.25%     $ 6,575,575    8.25%     $11,725,000
                    9.25%       5,725,781    8.25%       9,627,498
                               ----------               ----------
     Total                    $12,301,356              $21,352,498
                               ==========               ==========
Bankers' acceptances          $   992,279    None      $ 1,488,757
     payable(a)                ==========               ==========

     (a) Notes and bankers' acceptance payable as of December 31, 1996 and September 30, 1996 were initially advanced under a $34,000,000 line of credit which was available at the banks' discretion and subject to limitations based upon eligible inventory and accounts receivable as defined by that agreement.

                   PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
             December 31, 1996 and 1995 is unaudited.)

          As a result of the events leading to the Paradise settlement, the Company's original line of credit was restructured by the Banks for a period ending January 31, 1997.

          In January, 1997, the Company entered into a new three year
          $30,000,000 Revolving Credit Agreement with BankAmerica
          Business Credit, Inc. (the "New Credit Agreement").
          Borrowings under the New Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the New Credit Agreement.

          The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company.
          In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios.

3.   Contingency:

     At December 31, 1996 the Company was contingently liable for outstanding letters of credit of $1,184,426.

4.   Income taxes:
                                        Three Months Ended
                                            December 31
                                        1996           1995

              Federal:
            Current                    $  3,000        $ 51,000
            Deferred                     25,000          16,000
              State:
            Current                       4,000          12,000
            Deferred                      4,000           1,000
                                         ------         -------
                                       $ 36,000        $ 80,000
                                        =======         =======
     Income tax at Federal statutory
     rate applied to income before
     taxes                             $ 31,000        $ 71,000
     Add:  state income taxes             8,000          13,000
     Less: effect of deduction of
     state income taxes for
     Federal purposes                    (3,000)         (4,000)
                                         -------         ------
     Income taxes provided             $ 36,000        $ 80,000
                                        =======         =======

PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
            (The information for the three months ended
             December 31, 1996 and 1995 is unaudited.)

     Significant components of the Company's deferred tax assets and liability as of December 31, 1996 and September 30, 1996 are as follows:

                                   December 31,   September 30,
                                       1996            1996
Current deferred tax liability:
   State taxes on deferred
    federal items                  $ (224,935)    $ (224,935)
                                      -------        -------
Current deferred tax assets:
   Bad debts                          216,582        231,392
   Inventory reserve                  509,980        595,980
   Reserve for returns and
    allowances                        606,165        369,017
   Unicap                              33,110         33,110
   Reserve for restructuring            6,472        129,000
                                    ---------       --------
   Total current deferred
    tax assets                      1,372,309      1,358,499

Valuation allowance on current
  deferred tax assets                (514,635)      (514,635)
                                    ---------      ---------
                                      857,674        843,864
                                    ---------      ---------
   Net current deferred tax assets    632,739        618,929
                                    =========      =========
Long-term deferred tax liabilities:
   Depreciation                      (888,450)      (888,450)
                                    ---------      ---------
Long-term deferred tax assets:
   Reserve for litigation           1,677,000      1,720,000
   State net operating loss
    carryforwards                     203,191        203,191
                                    ---------      ---------
Total long-term deferred
  tax assets                        1,880,191      1,923,191

Valuation allowance on
  long-term deferred
  tax assets                         (728,556)      (728,556)
                                    ---------      ---------
                                    1,151,635      1,194,635
                                    ---------      ---------
   Net long-term deferred tax
    assets (liabilities)           $  263,185     $  306,185
                                    =========      =========

                    PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
            (The information for the three months ended
             December 31, 1996 and 1995 is unaudited.)


 5.    New authoritative accounting pronouncements:

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

 6.  Paradise Settlement

     In October, 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $500,000 in January 1997, and $100,000 of the minimum royalty in December 1996.

 7.  Private Placement

     In January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The Company received net proceeds of $975,000 from the Private Offering. Officers and directors of the Company acquired 52.5% of the Units sold in the Private Offering and participated on the same terms as the other investors in the Private Offering. The terms of the Private Offering were established by a Special Committee of the Board of Directors who did not participate in the Private Offering. The Company was required by its banks (at that time) to raise funds in the Private Offering in order to fund the $500,000 payment referred to in Note 6 and to enable the Company to fund its requirements for capital expenditures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (1)  Material Changes in Results of Operations

     Net sales increased in the three months ended December 31, 1996 5.4% compared to the same period in 1995. This was principally due to the success of the Company's holiday licensed programs.

     Gross profit as a percentage of net sales increased in the three month period ended December 31, 1996 to 35.8% from 35.6% for the three months ended December 31, 1995.

     Selling, general and administrative ("SGA") expenses as a percentage of sales increased to 32.2% from 31.2% in the three months ended December 31, 1996 compared to the same prior period. The higher SGA expenses were due primarily to higher royalty expenses and some additional costs associated with the Company's Bank Refinancing.

     In addition, interest expense increased compared to the same prior period due to higher interest rates and a higher outstanding balance as a result of the bank restructuring as well as the additional interest costs associated with the Paradise note.

     During the three months ended December 31, 1996, net income decreased to $54,000 or $.01 cents per share, from $130,000 or $.01 per share for the three months ended December 31, 1995. This was due to the higher SGA expenses and the higher interest costs.

     (2)  Material Changes in Financial Condition

     During Fiscal 1996, the Company maintained a line of credit with European American Bank ("EAB") and Chase Manhattan Bank (collectively referred to as "the Banks"), which permitted maximum availability of $34,000,000 subject to the Banks' discretion. As a result of the events leading up to the Paradise Settlement, this line of credit was restructured by the Banks to provide a maximum amount of $22,000,000 for the period ending January 31, 1997.

     In January 1997, the Company entered into a three year $30,000,000 revolving credit facility with BankAmerica Business Credit Inc. (the "New Credit Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the New Credit Agreement. The New Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the New Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios.

     The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments commencing January 1, 1998. The Note also requires prepayment under certain conditions related to when the Company obtains tax benefits. The Company does not anticipate any difficulty meeting this payment schedule.

     The Company initiated several actions to increase its liquidity. It established a policy obtaining thirty to sixty day vendor credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit.

     In January 1997, the Company completed a private offering of securities raising proceeds of approximately $975,000.

     Finally the Company has been aggressively reducing its inventory levels over the last several months.

     Working capital increased $306,000 to $13,982,000 during the three months ended December 31, 1996.

     The Company anticipates that its revolving credit line with BankAmerica Business Credit together with anticipated revenues from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

                    PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (b)  None.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  February 14, 1997     By:  /s/ William Visone
                                  William Visone,
                                  Treasurer and Chief Financial
                                    Officer























ptk\10q-dec.96