Form 10-Q
period 1997-03-31
PENTECH INTERNATIONAL INC
filed 1997-05-13
CIK 760461

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997;
12,496,758 shares of common stock, par value $.01 per share.




                          Page 1 of 18

                   There is no Exhibit Index.


                                INDEX

Part I.  Financial Information:


   Item 1.   Financial Statements                              Page


   Condensed Consolidated Balance Sheets as of
   March 31, 1997 and September 30, 1996                         3-4


   Condensed Consolidated Statements of Operations for the
   three and six months ended March 31, 1997 and 1996              5


   Condensed Consolidated Statements of Cash Flows
   for the three and six months ended March 31,
   1997 and 1996                                                 6-7


   Notes to Condensed Consolidated Financial Statements         8-13


   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                         14-16



Part II.  Other Information:

   Item 2.   Changes in Securities                                17

   Item 4.   Submission of Matters to a Vote of
             Security Holders                                     17

   Item 6.   Exhibits and Reports on Form 8-K                     17

Signatures                                                        18

                      PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                     March 31, 1997   September 30, 1996
                                        (unaudited)
     Current Assets:

     Cash                                $  -               $ 7,064
     Accounts receivable, net of
      allowances for doubtful
      accounts of $15 at
      March 31, 1997 and
      $403 at September 30,
      1996                                10,743             14,538
     Inventories (Note 1)                 18,256             18,728
     Income taxes receivable               1,390              1,146
     Prepaid expenses and other            1,535              1,042
     Deferred tax asset                      173                619

     Total current assets                 32,097             43,137

     Furniture and equipment (Note 1)      8,335              8,030
      Less accumulated depreciation        4,429              3,662
                                           3,906              4,368

     Other assets:

     Deferred tax assets, long-term         -                   306
     Trademarks, net of amortization
      (Note 1)                               276                268
     Due from officer                        142                110
                                             418                684

                                         $36,421            $48,189






         See notes to condensed consolidated financial statements.





                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Cont.)

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                March 31, 1997        September 30, 1996
                                 (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $ 13,405                 $ 21,352
  Bankers' acceptances
     payable (Note 2)                  -                       1,489
  Accounts payable                    1,616                    1,593
  Accrued expenses                    1,871                    3,827
  Settlement payable                   -                         500
  Settlement note payable               300                      700

  Total current liabilities          17,192                   29,461

Other liabilities:
  Deferred tax liability,
   long term                            145                     -
  Royalty payable, long-term            400                      400
  Settlement note payable,
   long-term                          2,300                    2,300

                                      2,845                    2,700
Commitments and contingencies
(Notes 4 and 5)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 12,496,758 shares issued
  and outstanding at March 31, 1997
  and 10,496,758 shares issued
  and outstanding at September 30,
  1996                                  125                      105

  Capital in excess of par            6,789                    5,846

  Retained earnings                   9,470                   10,077

                                     16,384                   16,028

                                    $36,421                  $48,189

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)


                         Three Months Ended         Six Months Ended
                            March 31,                   March 31,
                           1997      1996           1997      1996
Net sales                $10,852   $10,410        $23,392   $22,302

Cost of sales              7,118     6,952         15,165    14,608

Gross profit               3,734     3,458          8,227     7,694

Selling, general and
 administrative expenses   3,809     4,292          7,853     8,005

Loss from Cosmetics
 operation (Note 5)          687      -               687      -

Interest expense             340       312            707       636

Interest (income)             (1)      (12)            (9)      (23)

                           4,835     4,592          9,238     8,618

(Loss) before taxes       (1,101)   (1,134)        (1,011)     (924)

Income tax (benefit)        (440)     (431)          (404)     (351)

Net (loss)               $  (661)     (703)       $  (607)  $  (573)

Net (loss) per share     $  (.05)  $  (.07)       $  (.05)  $  (.05)
  primary and fully
  diluted


         See notes to condensed consolidated financial statements.


                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)


                                               Six Months Ended
                                                   March 31,
                                                1997      1996
Cash flows from operating activities:

     Net (loss)                            $   (607)   $   (573)

     Adjustments to reconcile net
     income to net cash provided for
     (used in) operating activities:

     Depreciation and amortization              767         513
     (Increase) decrease in:
          Accounts receivable                 3,795       4,090
          Inventories                           472      (3,100)
          Prepaid expenses and other           (493)        (41)
          Income taxes receivable/payable      (244)        725
          Due from officer                      (32)       -
          Deferred tax asset                    752         143

     Increase (decrease) in:

          Bankers' acceptances payable       (1,489)        295
          Accounts payable                       23        (555)
          Accrued expenses                   (1,956)     (1,807)
          Deferred income taxes payable         145          34
          Settlement payables                  (900)       -
     Total adjustments                          840         297

          Net cash provided by (used in)
          operating activities                  233        (276)


Cash flows (used in) investing activities:

     (Purchase) of furniture/equipment         (305)       (284)
     (Increase) in trademarks                    (8)        (19)

     Net cash (used in) investing
      activities                               (313)       (303)

         See notes to condensed consolidated financial statements.


PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's omitted)


                                             Six Months Ended
                                                  March 31,
                                                 1997       1996
Cash flows from financing activities:

     Net (decrease) increase in notes
      payable                                 $(7,947)   $ 1,701
     Issuance of Common Stock                      20       -
     Increase in additional paid in
      capital                                     943       -
          Net cash (used in) provided
          by financing activities              (6,984)     1,701

Net (decrease) increase in
  cash and cash equivalents                    (7,064)     1,122

Cash and cash equivalents,
beginning of period                             7,064       -

Cash and cash equivalents, end of period      $  -       $ 1,122


Supplemental disclosures of cash flow
information:

Cash paid during the period for:

     Interest                                 $   834    $   574

     Income taxes                             $  -       $   140



         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements

     (The information for the three and six months ended March 31, 1997 and 1996 is unaudited.)

1.   Summary of significant accounting policies:

     Organization:

     Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Co. ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc. ("Cosmetics"), to manufacture and distribute cosmetic pencils. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends September 30.

     Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash Equivalents:

     The Company considers all time deposits with a maturity of three months or less to be cash equivalents.

     Unaudited financial statements:

     All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of financial position at March 31, 1997, the results of operations for the three and six month periods ended March 31, 1997 and 1996 and cash flows for the six month periods ended March 31, 1997 and 1996.

     Inventory and Cost of Sales:

     Inventory is stated at the lower cost or market (first-in, first-out). Interim inventories are based on an estimated gross profit percentage by product, calculated monthly. Cost of Sales for imported products includes the invoice cost, duty, freight in, display and packaging costs. Cost of domestically manufactured products includes raw materials, labor, overhead and packaging costs.


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (Cont.)

     Equipment and depreciation:

     Equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Major improvements to existing equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred.

     Trademarks:

     The costs thereof are being amortized over a five-year period on a straight-line basis.


2.   Notes payable, bank:

                Rate  March 31, 1997    Rate  September 30, 1996

Notes payable(a)8.0%    $10,000,000    8.25%    $11,725,000
                8.75%   $ 3,405,512             $ 9,627,498
     Total              $13,405,512             $21,352,498

Bankers' acceptances
   payable(a)           $  -           None     $ 1,488,757

(a) Notes and bankers' acceptances payable as of September 30, 1996 were initially advanced under a $34,000,000 line of credit which was available at the banks' discretion and subject to limitations based upon eligible inventory and accounts receivable as defined by that agreement.

     As a result of the events leading to the Paradise Settlement
     (defined below), the Company's original line of credit was restructured by the banks for a period ending January 31, 1997.

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

                  PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (cont.)

3.   Contingency:

     At March 31, 1997 the Company was contingently liable for outstanding letters of credit of $800,004.

4.   Income taxes:


                                  Three Months Ended  Six Months Ended
                                    March 31, 1997    March 31, 1997

     Federal:
     Current                       $  (106,000)       $  (97,000)
     Deferred                         (235,000)         (216,000)

     State:
     Current                           (33,000)          (30,000)
     Deferred                          (66,000)          (61,000)

                                   $  (440,000)       $  (404,000)


     Income tax at Federal statutory
     rate applied to income before
     taxes                         $  (374,000)       $  (344,000)

     Add:  state income taxes          (99,000)           (91,000)

     Less: effect of deduction of
     state income taxes for
     Federal purposes                   33,000             31,000

     Income tax (benefit)          $  (440,000)       $  (404,000)

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (cont.)

     Significant components of the Company's deferred tax liability as of March 31, 1997 and September 30, 1996 are as follows:

                                   March 31,      September 30,
                                     1997              1996

Current deferred tax liability:
   State taxes on deferred
    federal items                  $ (224,935)     $ (224,935)
                                      -------        -------
Current deferred tax assets:
   Bad debts                           49,817         231,392
   Inventory reserve                  375,820         595,980
   Reserve for returns and
    allowances                        453,644         369,017
   Unicap                              33,110          33,110
   Reserve for restructuring             -            129,000
                                    ---------        --------
   Total current deferred
    tax assets                        912,391       1,358,499

Valuation allowance on current
  deferred tax assets                (514,635)       (514,635)
                                    ---------       ---------
                                      397,756         843,864
                                    ---------       ---------
   Net current deferred tax assets    172,821         618,929
                                    =========       =========
Long-term deferred tax liability:
   Depreciation                      (909,950)       (888,450)
                                    ---------       ---------
Long-term deferred tax assets:
   Reserve for litigation           1,290,000       1,720,000
   State net operating loss
    carryforwards                     203,191         203,191
                                    ---------       ---------
Total long-term deferred
  tax assets                        1,493,191       1,923,191

Valuation allowance on
  long-term deferred
  tax assets                         (728,556)       (728,556)
                                    ---------       ---------
                                      764,635       1,194,635
                                    ---------       ---------
   Net long-term deferred tax
    (liability) assets           $ (145,315)     $  306,185
                                    =========       =========


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (cont.)

5.   Loss from Cosmetics operation:

     During the second quarter of 1997, the Board of Directors determined to discontinue its Cosmetics subsidiary and focus its efforts primarily on its writing instruments business. The Company is still considering several options on how to dispose of the operations. The loss from Cosmetics operation included in the accompanying financial statements reflects the write down of certain assets of the operation to their estimated net realizable value.

6.        New authoritative accounting pronouncements:

      The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 will take effect for transactions entered into during the fiscal year beginning October 1, 1996; with respect to disclosures required for entities that elect to continue to measure compensation cost using a prior permitted accounting method, such disclosures must include the effects of all awards granted in the fiscal year beginning October 1, 1995. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact on primary earnings per share for the second quarter ended March 31, 1997 and March 31, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

7.        Paradise Settlement:

     In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000, deliver


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't.)


a $3,000,000 promissory note plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $400,000 in February 1997, $500,000 in January 1997, and $100,000 of the
minimum royalty in December 1996.

8.        Private Placement:

     In January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The Company received net proceeds of $963,000 from the Private Offering. Officers and directors of the Company acquired 52.5% of the Units sold in the Private Offering and participated on the same terms as the other investors in the Private Offering. The terms of the Private Offering were established by a Special Committee of the Board of Directors who did not participate in the Private Offering. The Company was required by its banks (at that time) to raise funds in the Private Offering in order to fund the $500,000 payment referred to in Note 6 and to enable the Company to fund its requirements for capital expenditures.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


     This report on Form 10-Q may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     (1)  Material Changes in Results of Operations

     Net sales increased in the three and six months ended March 31, 1997 4% and 5% respectively as compared to the same periods a year ago. The three month and six month increases were primarily due to the success of the Company's licensed products and holiday programs.

     Gross profit as a percentage of net sales increased in the three months ended March 31, 1997 to 34.4% from 33.2% in the same 1996 period, and to 35.2% in the six months ended March 31, 1997 from 34.5% in the same 1996 period, primarily due to better product mix.

     Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased during the three months ended March 31, 1997 to 35.1% from 41.2% in the prior year. This decrease was primarily related to the legal fees incurred in the prior year associated with the Paradise litigation as well as an increase in the reserve for the loss associated with this matter. SGA expenses decreased for the six months ended March 31, 1997 to 33.6% from 35.9% of sales compared to the same prior period. This decrease was primarily related to the costs incurred in the second quarter ended March 31, 1996 discussed above as well as the cost associated with the Company moving and establishing a new distribution center in the first quarter ended December 31, 1995.

     There was an increase in interest expense for the three and six months ended March 31, 1997 due to interest payments made regarding the Paradise settlement as compared to the year ago periods.

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

     In January 1997, the Company completed a private offering of securities raising net proceeds of approximately $963,000.

     During the second quarter of 1997, the Company decided to discontinue its Cosmetics line of product to concentrate its cash flow on its core stationery line of products. The Company is considering several options on how to dispose of the business. The Company has decided to write down assets of approximately $687,000 to their estimated net realizable value.

     Finally, the Company has been aggressively reducing its inventory levels over the last several months.

     Working capital increased $1,229,000 to $14,905,000 for the six months ended March 31, 1997. Net cash provided by operating activities was $233,000 during the six months ended March 31, 1997 as compared to $276,000 used in operating activities in the corresponding period last year. This was primarily due to a decrease in accounts receivable, less inventory build-up and lower accrued expenses, partially offset by the net loss during the current period. Net cash used in investing activities during the six months ended March 31, 1997 was $313,000 as compared to $303,000 during the corresponding year ago period. Net cash used in financing activities during the six months ended March 31, 1997 was $6,984,000 as compared to $701,000 provided by financing activities during the year ago period. Notes payable decreased a substantial amount because the Company continued with its inventory reduction program and reduced its cash balance at September 30, 1996.

    The Company anticipates the New Credit Agreement together with anticipated cash from operations should be sufficient to provide liquidity on both a short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

                   PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     (c) In January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The Company received net proceeds of $963,000 from the Private Offering. Officers and directors of the Company acquired 52.5% of the Units sold in the Private Offering and participated on the same terms as the other investors in the Private Offering. The terms of the Private Offering were established by a Special Committee of the Board of Directors who did not participate in the Private Offering. The Private Offering was completed by the Company, without registration under the Securities Act of 1933, as amended (the "Act"), in reliance on the private offering exemptions contained in Sections 3(b), 4(2) and/or 4(6) of the Act and/or in Regulation D of the General Rules and Regulations under the Act.

Item 4.   Submission of Matters to a Vote of Security Holders

     On March 19, 1997, at the Company's Annual Meeting of Shareholders, the Company's shareholders elected management's slate of directors, which included Messrs. Norman Melnick, John W. Linster, David Melnick, Richard S. Kalin, John F. Kuypers, Roy L. Boe, Jerry Della Femina and Robert K. Semel. Mr. Norman Melnick received 10,882,547 votes for and 124,950 votes against. Mr. Linster received 10,888,547 votes for and 118,950 votes against. Mr. David Melnick received 10,880,447 votes for and 127,050 votes against. Mr. Kalin received 10,888,547 votes for and 118,950 votes against. Mr. Kuypers received 10,888,647 votes for and 118,850 votes against. Mr. Boe received 10,887,647 votes for and 119,850 votes against. Mr. Della Femina received 10,884,647 votes for and 122,850 votes against. Mr. Semel received 10,888,642 votes for and 118,850 votes against. Finally, the Company's shareholders approved the motion to authorize the Company to sell its Cosmetics Division to a company controlled by affiliates of the Company on the terms set forth in the Proxy Statement dated February 10, 1997, subject to reasonable modification by the proper officers of the Company, by a vote of 7,958,370 votes for and 941,168 against.

Item 6.   Exhibits and Reports on Form 8-K

     (b)  None.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PENTECH INTERNATIONAL, INC.



Dated:  May 12, 1997          By:  s/William Visone
                                  William Visone, Treasurer
                                  (Duly authorized officer and
                                  Chief Financial Officer)







ptk\10q-mar.97