Form 10-Q
period 1997-06-30
PENTECH INTERNATIONAL INC
filed 1997-07-28
CIK 760461

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                              Outstanding at
Class of Common Stock                          June 30, 1997
---------------------                        -----------------
    $.01 par value                           12,496,758 shares

            Page 1 of 17.  There is no Exhibit Index.

                              INDEX

Part I.  Financial Information:


     Item 1.   Financial Statements (unaudited)             Page
                                                            ----

     Condensed Consolidated Balance Sheets as of
     June 30, 1997 and September 30, 1996. . . . . . . . . . .3-4


     Condensed Consolidated Statements of Operations for the
     three and nine months ended June 30, 1997 and 1996. . . . .5


     Condensed Consolidated Statements of Cash Flows
     for the nine months ended June 30, 1997 and 1996. . . . .6-7


     Notes to Condensed Consolidated Financial Statements. . 8-13


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation. . . . . . . . . . .14-16



Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . 16


Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                      PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)

                                       June 30, 1997   September 30, 1996
                                      --------------   ------------------
                                      (unaudited)
     Current Assets:

     Cash                               $     43            $ 7,064
     Accounts receivable, net of
      allowances for doubtful
      accounts of $15 at
      June 30, 1997 and
      $403 at September 30,
      1996                                19,020             14,538
     Inventories (Note 1)                 18,928             18,728
     Income taxes receivable                 471              1,146
     Prepaid expenses and other            1,689              1,042
     Deferred tax asset (Note 4)             535                619
                                          ------             ------
     Total current assets                 40,686             43,137
                                          ------             ------

     Furniture and equipment (Note 1)      8,606              8,030
      Less accumulated depreciation        4,669              3,662
                                          ------             ------
                                           3,937              4,368
                                          ------             ------

     Other assets:

     Deferred tax assets, long-term
      (Note 4)                                -                 306
     Trademarks, net of amortization
      (Note 1)                               273                268
     Due from officer                        142                110
                                          ------              -----
                                             415                684
                                          ------              -----

                                        $ 45,038            $48,189
                                          ======             ======

         See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                June 30, 1997        September 30, 1996
                                -------------        ------------------
                                (unaudited)
Current liabilities:
  Notes payable, banks
     (Note 2)                      $ 19,338                $  21,352
  Bankers' acceptances
     payable (Note 2)                     -                    1,489
  Accounts payable                    1,598                    1,593
  Accrued expenses                    3,752                    3,827
  Settlement payable                      -                      500
  Settlement note payable               500                      700
                                     ------                  -------
  Total current liabilities          25,188                   29,461
                                     ------                  -------
Other liabilities:
  Deferred tax liability,
   long-term (Note 4)                   156                        -
  Royalty payable, long-term            300                      400
  Settlement note payable,
   long-term                          2,100                    2,300
                                     ------                  -------
                                      2,556                    2,700
                                     ------                  -------
Commitments and contin-
gencies (Note 3)

Shareholders' equity:

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding none

  Common stock, par value $.01 per
  share; authorized 20,000,000 shares;
  12,496,758 shares issued and
  outstanding at June 30, 1997 and
  10,496,758 shares issued and
  outstanding at September 30,
  1996, respectively                    125                      105

  Capital in excess of par            6,789                    5,846

  Retained earnings                  10,380                   10,077
                                     ------                   ------
                                     17,294                   16,028
                                     ------                   ------
                                    $45,038                  $48,189
                                     ======                   ======

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                                (unaudited)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)

                         Three Months Ended        Nine Months Ended
                            June 30,                   June 30,
                         ------------------        -----------------
                           1997      1996            1997    1996
                           ----      ----            ----    ----
Net sales               $21,333     $21,976       $44,725     $44,278

Cost of sales            13,907      14,982        29,072      29,590
                         ------      ------        ------      ------

Gross profit              7,426       6,994        15,653      14,688
                         ------      ------        ------      ------
Selling, general and
 administrative expenses  5,520       5,644        13,373      13,650

Loss on Cosmetics
 operation (Note 5)           -           -           687           -

Interest expense            389          362        1,097         999

Interest (income)             -          (6)          (9)         (30)
                         ------      ------        ------      ------
                          5,909       6,000        15,148      14,619
                         ------      ------        ------      ------
Income before
 taxes                    1,517         994           505         69

Income taxes                606         377           202         26
                         ------      ------         -----     ------
Net income               $  911     $   617        $  303    $    43
                         ======      ======         =====     ======

Net income per share
 fully diluted (Note 6)  $  .07     $   .06        $  .03     $  .00
                         ======      ======         =====      =====




         See notes to condensed consolidated financial statements.


                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                      June 30,
                                                  -----------------
                                                  1997          1996
                                                  ----          ----
Cash flows from operating activities:

     Net income                               $    303      $     43
                                                ------       -------

     Adjustments to reconcile net
     income to net cash (used in)
     operating activities:

     Depreciation and amortization               1,007           770
     (Increase) decrease in:
          Accounts receivable                   (4,482)       (7,619)
          Inventories                             (200)         (104)
          Prepaid expenses and other              (647)         (713)
          Income taxes receivable/payable          675         1,308
          Due from officer                         (32)            -
          Deferred tax asset                       390           (80)
     Increase (decrease) in:
          Bankers' acceptances payable          (1,489)        1,327
          Accounts payable                           5          (598)
          Accrued expenses                         (75)          404
          Deferred income taxes payable            156            51
          Settlement payables                   (1,000)            -
                                               -------        ------
     Total adjustments                          (5,692)       (5,254)
                                               -------        ------

     Net cash (used in) operating
          activities                            (5,389)       (5,211)
                                               -------        ------
Cash flows from investing activities:

     (Purchase) of furniture/equipment            (576)         (377)
     (Increase) in trademarks                       (5)          (19)
                                               --------      -------
Net cash (used in) investing activities           (581)         (396)
                                               --------      -------



         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's Omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                       June 30,
                                                  -----------------
                                                  1997      1996
                                                  ----      ----
Cash flows from financing activities:

     Net (decrease) increase in
       notes payable                              $(2,014)  $ 5,963
     Issuance of Common Stock                          20         -
     Increase in additional paid in capital           943         -
                                                   ------    ------
          Net cash (used in) provided by
          financing activities                     (1,051)    5,963
                                                   ------    ------
Net (decrease) increase in cash
and cash equivalents                               (7,021)      356

Cash and cash equivalents,
beginning of period                                 7,064         -
                                                   ------    ------
Cash and cash equivalents, end of period          $    43   $   356
                                                   ------    ------
Supplemental disclosures of cash flow
information:

     Cash paid during the period for:

          Interest                                $ 1,193   $   857

          Income taxes                            $     -   $     -








         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three and nine months ended
              June 30, 1997 and 1996 is unaudited)

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

     Unaudited financial statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1997, the results of operations for the three and nine month periods ended June 30, 1997 and 1996, and cash flows for the nine month periods ended June 30, 1997 and 1996.

                  PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)

1.   Summary of significant accounting policies (con't):

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

     Equipment and depreciation:

          Equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from three to ten years.
          Major improvements to existing equipment are capitalized.


          Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred.

     Trademarks:

          The costs thereof are being amortized over a five-year period on a straight-line basis.

2.   Notes payable, bank:

                  Rates  June 30, 1997  Rates  September 30, 1996
                  -----  -------------  -----  ------------------
Notes payable(a)  8.375% $12,000,000     8.25%    $11,725,000
                  9.0%     7,338,212     8.25%      9,627,498
                          ----------               ----------
                         $19,338,212              $21,352,498
                          ==========               ==========
Bankers' acceptances
     payable(a)          $    -          None     $ 1,488,757
                          ==========               ==========

(a) Notes and bankers' acceptances payable as of September 30, 1996 were initially advanced under a $34,000,000 line of credit which was available at the banks' discretion and subject to limitations based upon eligible inventory and accounts receivable as defined by that agreement.


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)

2.   Notes payable, bank (con't):

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

3.   Contingency:

     At June 30, 1997, the Company was contingently liable for outstanding letters of credit of approximately $581,869.

4.    Income taxes:           Three Months Ended  Nine Months Ended
                                June 30, 1997       June 30, 1997
                             ------------------   -----------------
     Federal:
     Current                          $ 145,000           $  48,000
     Deferred                           324,000             108,000

     State:
     Current                             45,000              15,000
     Deferred                            92,000              31,000
                                        -------             -------
                                      $ 606,000           $ 202,000
                                        =======             =======
     Income tax at Federal statutory
     rate applied to income before
     taxes                            $ 516,000           $  172,000

     Add:  state income taxes           137,000               46,000

     Less: effect of deduction of
     state income taxes for
     Federal purposes                   (47,000)             (16,000)
                                        --------            --------
     Income taxes                     $ 606,000           $  202,000
                                        =======             ========

PENTECH INTERNATIONAL, INC.
                           AND SUBSIDIARIES

     Notes to Condensed Consolidated Financial Statements (con't)

4.   Income taxes (con't):

     Significant components of the Company's deferred tax assets
(liability) as of June 30, 1997 and September 30, 1996 are as follows:

                                      June 30,     September 30,
                                       1997            1996
                                      -------      -------------
Current deferred tax liability:
   State taxes on deferred
    federal items                  $ (224,935)     $ (224,935)
                                      -------         -------
Current deferred tax assets:
   Bad debts                           37,854         231,392
   Inventory reserve                  414,520         595,980
   Reserve for returns and
    allowances                        789,799         369,017
   Unicap                              33,110          33,110
   Reserve for restructuring                -         129,000
                                    ---------        --------
   Total current deferred
    tax assets                      1,275,283       1,358,499

Valuation allowance on current
  deferred tax assets                (514,635)       (514,635)
                                    ---------       ---------
                                      760,648         843,864
                                    ---------       ---------
   Net current deferred tax assets    535,713         618,929
                                    =========       =========
Long-term deferred tax liability:
   Depreciation                      (920,700)       (888,450)
                                    ---------       ---------
Long-term deferred tax assets:
   Reserve for litigation           1,290,000       1,720,000
   State net operating loss
    carryforwards                     203,191         203,191
                                    ---------       ---------
Total long-term deferred
  tax assets                        1,493,191       1,923,191

Valuation allowance on
  long-term deferred
  tax assets                         (728,556)       (728,556)
                                    ---------       ---------
                                      764,635       1,194,635
                                    ---------       ---------
   Net long-term deferred tax
    (liability) assets           $   (156,065)    $   306,185
                                    =========       =========

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)

5.   Loss from Cosmetics operation:

     During the second quarter of 1997, the Board of Directors determined to discontinue its Cosmetics subsidiary and focus its efforts primarily on its writing instruments business. The loss from Cosmetics operation reported in the second quarter reflects the write down of certain assets of the operation to their estimated net realizable value. The Company is still considering several options on how to dispose of the operations.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact on primary earnings per share for the third quarter ended June 30, 1997 and June 30, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

7.   Paradise Settlement:

     In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

  Notes to Condensed Consolidated Financial Statements (con't)

7.   Paradise Settlement (con't):

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

     (1)  Material Changes in Results of Operations

     Net sales decreased 3% for the three months ended June 30, 1997 as compared to the same period a year ago. This was principally due to higher sales in the prior year from inventory closeouts and private label programs. Net sales increased 1% for the nine months ended June 30, 1997 as compared to the same period a year ago as a result of the success of the Company's licensed products and childrens' activity products.

     Gross profit as a percentage of net sales increased for the three months ended June 30, 1997 to 34.8% from 31.8% in the same quarter a year ago, and increased for the nine months ended June 30, 1997 to 35% from 33.2% in the same period a year ago. This was primarily due to less closeouts and lower manufacturing costs in 1997 versus 1996.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales increased for the three months ended June 30, 1997 to 25.9% from 25.7% in the same quarter a year ago as a result of an increase in royalties. SG&A decreased for the nine months ended June 30, 1997 to 29.9% from 30.8% in the same period a year ago as a result of legal fees associated with Paradise litigation and an increase in the reserve for the loss associated with this matter incurred in the prior year.

     There was an increase in interest expense for the three and nine months ended June 30, 1997 due to interest payments made regarding the Paradise settlement as compared to these periods a year ago.

     For the three months ended June 30, 1997, net income increased to $911,000 or $.07 per share, from $617,000 or $.06 per share, for the three months ended June 30, 1996. For the nine months ended June 30, 1997, net income increased to $303,000, or $.03 per share, from $43,000, or $.00 per share, for the nine months ended June 30, 1996.

    (2)  Material Changes in Financial Condition

     During Fiscal 1996, the Company maintained a line of credit with European American Bank ("EAB") and Chase Manhattan Bank (collectively referred to as the "Banks"), which permitted maximum availability of $34,000,000 subject to the Banks' discretion. As a result of the events leading up to the Paradise Settlement, this line of credit was restructured by the Banks to provide a maximum amount of $22,000,000 for the period ending January 31, 1997.

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

     The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement required $100,000 quarterly principal payments commencing January 1, 1998. The Note also requires prepayment under certain conditions related to when the Company obtains tax benefits. The Company does not anticipate any difficulty meeting this payment schedule.

     The Company initiated several actions to increase its liquidity. It established a policy obtaining thirty to sixty day vendor credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit.

     In January 1997, the Company completed a private offering of securities raising net proceeds of approximately $963,000.

     During the second quarter of 1997, the Company decided to discontinue its Cosmetics line of product to concentrate its cash flow on its core stationery line of products. The Company is considering several options on how to dispose of the business. The Company wrote down assets of approximately $687,000 to their estimated net realizable value.

     Finally, the Company has been aggressively reducing its inventory levels over the last several months.

     Working capital increased $1,822,000 to $15,498,000 for the nine months ended June 30, 1997. Net cash used in operating activities was $5,692,000 for the nine months ended June 30, 1997 as compared to $5,254,000 used in operating activities for the same period a year ago. This was primarily due to a decrease in bankers acceptances payable and settlement payables partially offset by the decrease in accounts receivable and net income in the current period. Net cash used in investing activities for the nine months ended June 30, 1997 was $581,000 as compared to $396,000 for the same period a year ago. This was due to the purchase of manufacturing and computer equipment. Net cash used in financing activities for the nine months ended June 30, 1997 was $1,051,000 as compared to $5,963,000 provided by financing activities for the same period a year ago. This was due to a decrease in notes payable which resulted from the Company's inventory reduction program.

     The Company anticipates the New Credit Agreement together with anticipated cash from operations should be sufficient to provide liquidity on both a short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  July 28, 1997         By:  /s/ William Visone
                                  William Visone, Treasurer
                                  and Chief Financial Officer
                                  (Duly authorized officer)









ptk\10q-jun.97