Form 10-K
period 1997-09-30
PENTECH INTERNATIONAL INC
filed 1997-12-23
CIK 760461

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997

                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file No. 0-15374

                     PENTECH INTERNATIONAL, INC.
              (Exact Name of Registrant as Specified in Charter)

            Delaware                                        23-2259391
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

    195 Carter Drive, Edison, New Jersey                    08817
(Address of principal executive offices                 (Zip Code)

Registrant's telephone number, including area code     (732) 287-6640

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on December 5, 1997 was approximately $12,485,018 based on the average of the bid and asked quotations of the registrant's Common Stock, par value $.01 share, as reported by NASDAQ on December 5, 1997.

     On December 5, 1997 there were outstanding 12,504,258 shares of the registrant's Common Stock.

     The Proxy Statement of the registrant to be filed on or before January 29, 1998 is incorporated herein by reference.

                                  PART I

Item 1. BUSINESS

     (a) Pentech International, Inc. (the "Company") was formed in April 1984 to design and market writing and drawing instruments and other stationery products. In November 1989, the Company formed a wholly-owned subsidiary, Sawdust Pencil Co., to manufacture certain of the Company's writing instruments. In October 1993, the Company formed another wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute a line of cosmetic products. During the fiscal year ended September 30, 1997 ("Fiscal 1997"), the Company decided to dispose of this product line. The Company and its wholly-owned subsidiaries are collectively referred to herein as the Company.

     (b) The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils, other writing instruments, children's activity kits and related products, primarily to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. For financial information relating to this business segment, please refer to the financial statements contained elsewhere herein.

     (c) The Company's product line consists of pens, markers, pencils, other writing instruments, children's activity kits and related products. These products compete on the basis of special features, packaging design, quality and price, or a combination of these characteristics. The Company believes its reputation and ability to develop marketing programs for its products, through the industry experience and marketing expertise of its management, are principal success factors.

     The Company has also had an ongoing program to secure select license agreements with licensors of established trademarks to utilize with certain of the Company's products. The Company views its licenses as an important ingredient in offering a strong product line with powerful consumer appeal.

     (d)(i) The Company markets a variety of pens, markers, pencils, other writing instruments, children's activity kits and related products on a direct basis as well as through approximately 100 independent, nonexclusive, sales representatives throughout the United States. Generally sales initiated by the sales representatives are made directly to retail chains to include mass merchants, chain drug stores, grocery stores, warehouse clubs, and office supply super stores. The Company also has limited sales to the stationery, military and college store markets and some sales go through distributors and wholesalers. Additionally, the Company sells its products in Canada, Europe, Mexico and other selected countries through a variety of distribution arrangements.

     The percentages of revenues contributed by the following classes of products over the Company's last three fiscal years are as follows:

                                                   Miscellaneous
                                  Other Writing    Cosmetics
                                  Instruments and  Products
           Pens   Markers Pencils Related Products(Discontinued)

FY 1995    18.6%   23.0%    34.1%       20.3%           4.0%
FY 1996    21.1%   21.7%    36.4%       16.0%           4.8%
FY 1997    27.8%   19.2%    33.4%       14.4%           5.2%

     (ii) The Company conducts market research to stay abreast of consumer trends and to gauge the demand for new writing instruments and related products. Once the Company identifies a product for marketplace introduction it either selects a suitable overseas manufacturer to manufacture the product or elects to manufacture the product itself.

     The Company's domestic pencil and marker manufacturing facility, Sawdust Pencil Company ("Sawdust") is presently being utilized by the Company to manufacture a significant portion of the Company's writing instruments. Sawdust's capacity (on a two shift basis) is approximately $34,500,000 (wholesale value) of pencils, markers and other writing instruments. During Fiscal 1997, the Company manufactured approximately $23,788,000 wholesale value of products at Sawdust, which represents 69% of its current capacity and approximately 39% of the Company's current requirements. During its fiscal year ended September 30, 1996 ("Fiscal 1996"), the Company manufactured 38% of the wholesale value of the products it sold.

     An important part of the product development process is packaging. The Company leverages its unique packaging style to reinforce its image as a marketer of modern, well designed, high quality, and reasonably priced writing instruments and children's activity products.

     (iii) The Company utilizes foreign manufacturers to supply a large percentage of pens, markers, pencils, other writing instruments, children's activity kits and related products that it sells throughout the United States. It acquires a majority of its products from contract manufacturers located in Taiwan, China, Korea, Italy, India and other foreign countries. Such products are manufactured to the Company's order. The Company generally acquires its imported products pursuant to purchase orders, which typically provide for delivery within 60 days to 90 days after the order. Historically, the Company has financed a large percentage of its purchases pursuant to letters of credit. The present policy is to establish with a majority of its accounts payment terms ranging from 30 to 60 days and finance the remainder pursuant to letters of credit.

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

     The Company obtains raw materials for Sawdust from domestic and foreign suppliers. It has not faced material supply shortages, and it generally has multiple sources for most of its product requirements. Due to a determination by the United States International Trade Commission that certain manufacturers of Chinese pencils were dumping these pencils in the United States, the Company has been required to pay "Dumping Duties" to acquire pencils and related pencils from certain of its Chinese suppliers of pencils and related products. The Company has also been developing additional sources for its supply of certain of its pencils, which, to date, it has been successful in doing. In some instances, this has resulted in increased costs to the Company for the wood for its pencils. Recently, certain of the Company's Chinese suppliers of pencils and related products have been the subject of a redetermination which, in certain instances, increased the amount of Dumping Duties the Company has or may be required to pay.

     (iv) The Company markets its products under the individual product's name and the Company's name. In the event opportunities present themselves which the Company determines are advantageous for it to import certain products in bulk on a private label basis (i.e., store brand), the Company may capitalize on such opportunity. In such event, the Company may request an advance deposit from the customer before effecting such transaction, depending on the credit-worthiness of the customer. This, historically, has been a small segment of the Company's business.

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

     The Company has entered into license agreements with entities such as The Walt Disney Company, the NBA (National Basketball Association), NHL (National Hockey League), Coca-Cola Company, Dilbert, and WWF (World Wildlife Fund), using these trademark names on the Company's products. In most situations, the licensor requires an advance royalty, a royalty against net sales for the licensed product and a minimum royalty. Generally, the Company satisfies the minimum royalty; occasionally it does not. In such a case, the Company must pay the minimum royalty and possibly incur losses as a result thereof. The Company evaluates its licenses carefully and attempts to minimize such losses. These licenses have terms ranging normally from one to three years and are renewed by mutual consent from both parties.

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

     (vi)  The Company maintains a warehouse in North Brunswick,
New Jersey where it stores its product until it ships them.

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

     (vii) The Company's primary customers include major mass market retailers in the United States. In Fiscal 1997, one customer accounted for 13% of the Company's revenues. While the loss of this customer could have a material adverse impact upon the Company in the short-term, the Company believes such impact would be minimized in the long-term since the Company could either reduce its expenses related to this customer or sell all or a portion of these products to other customers.

     Certain of the Company's customers include:

          -  Office Max            -  Walgreen Drug
          -  Walmart               -  CVS Stores
          -  Target                -  Staples

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

     (viii) As of December 11, 1997 and December 31, 1996, the Company's backlog of firm written orders was approximately $2,100,000 and $1,900,000, respectively. This backlog is comprised of the normal delay between receipt and processing of orders and orders for delayed delivery. All orders were delivered or are expected to be filled within the applicable fiscal year.

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

     (xiii) As of November 30, 1997, the Company had approximately 209 employees, including Messrs. Norman Melnick, David Melnick, John Linster and John F. Kuypers. The Company's sales are made primarily by independent sales organizations which are compensated exclusively on a commission basis with commissions ranging from two and one half to seven percent. The Company does not anticipate a substantial increase in the number of its employees in the near future. The Company considers its relations with its employees to be good. In December 1992, the production and maintenance employees of the Company's wholly-owned subsidiary, Sawdust Pencil Co. ("Sawdust"), voted to join Local 478 of the International Brotherhood of Teamsters (the "Union"). In Fiscal 1996, Sawdust renewed its labor agreement with the Union for the benefit of these employees which expires August 31, 1999.

     (e) The Company exports approximately 5.3% percent of its sales, primarily to customers in Canada, Europe and Mexico.


Item 2.  PROPERTIES

     The Company's present offices are located at 195 Carter Drive, Edison, New Jersey 08817, where it occupies general office, sales and warehouse space of approximately 40,500 square feet pursuant to a five year lease, with an unaffiliated party, expiring March 1, 1998. In October 1997, the Company exercised its option to renew this lease for an additional five years.

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

     The Company entered into a year-to-year lease for a sales office in Madison, Wisconsin (the "Madison Lease"). The Madison Lease, which is with an unaffiliated party, is for approximately 1,885 square feet and commenced May 1, 1997. The Madison Lease calls for annual rental of $25,541, which increases by 3.5 percent each subsequent lease year until termination.

Item 3.  LEGAL PROCEEDINGS

     In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000 (the "Initial Payment"); deliver its promissory note for $3,000,000 plus interest at the rate of 7% per annum (the "Note") and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). During Fiscal 1997, Pentech paid Paradise the Initial Payment, reduced the Note by $400,000, and paid $100,000 of the minimum royalty. The Note requires $100,000 quarterly principal payments commencing January 1, 1998.

     In June 1997, the Company commenced an action against Cooper and Dunham LLP and Lewis H. Eslinger (collectively, "Defendants") in the Supreme Court of the State of New York and County of New York for legal malpractice, gross negligence, misrepresentation and breach of contract in connection with the adverse, multi-million dollar judgment resulting from the Paradise litigation. The Company is seeking damages of no less than $5,000,000, additional compensatory damages, punitive damages, legal interest and reimbursement of attorneys' fees, costs and expenses incurred by the Company in the prosecution of this action. Presently, this action is in the early stages of discovery.

     There are no other legal proceedings to which the Company is a party or known to be contemplated that are deemed material by the Company at the present time, and the Company knows of no material legal proceedings pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.


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

1996

1st Quarter              3 3/8                         2
2nd Quarter              2 1/4                         1 3/4
3rd Quarter              2 1/4                         1 3/4
4th Quarter              2 3/16                          5/8

1997

1st Quarter              1 3/16                          21/32
2nd Quarter              1 3/4                         1 1/16
3rd Quarter              2 7/16                        1 3/8
4th Quarter              3 1/16                        2 5/16

     On December 5, 1997, the closing "bid" and "ask" prices for the Common Stock were $2.8125 and $2.9375 respectively, as reported by NASDAQ.

     (b) On December 5, 1997, the number of shareholders of record of the Common Stock was 468.

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


                       STATEMENT OF OPERATIONS DATA


                          Fiscal Years Ended September 30,
                          -------------------------------
                 1997        1996      1995      1994        1993
                 ----        ----      ----      ----        ----
                  ($ 000s omitted except per share amounts)
Net
sales           $60,806    $61,679   $54,892   $62,136   $51,321

Net income
(loss)              600     (5,317)   (1,059)    4,701     3,986

Net income
(loss)
per share          $.05      ($.51)    ($.10)     $.40      $.34

Weighted
average
number
of shares
outstanding
including
common
stock
equi-
valents          12,297     10,497    10,661    11,855    11,876

Dividends           _          -         -         -         -

                            BALANCE SHEET DATA

                              September 30,

                          Fiscal Years Ended September 30,
                          -------------------------------
                 1997        1996      1995      1994        1993
                 ----        ----      ----      ----        ----
                             ($ 000s omitted)


Working
capital          $15,452     $13,676   $16,928   $21,451  $18,490

Total
assets           $42,503      48,189    44,518    42,558   42,130

Notes and bankers'
acceptances payable
(included
in current
liabil-
ities)           $17,238      22,841    17,011    11,023   13,538

Long-
term
debt               2,300       2,300        -          -       -


Share-
holders'
equity           $17,591      16,028    21,345    26,479   23,502


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Fiscal 1997 Compared to Fiscal 1996

     Net sales for Fiscal 1997 were $60,806,386 as compared to $61,679,499 for Fiscal 1996, reflecting a decrease of $873,113 or approximately 1.4%. Sales for the company were relatively flat due primarily to the Company's continuing efforts to consolidate its product offering. Sales of the Company's children's activity and licensed products lines grew, but this was offset by declines in sales in some of its older product lines which the Company had been de-emphasizing. The Company increased its sales through the office superstore channel which were offset by some softness with its traditional mass merchandiser channel.

     In Fiscal 1997, the Company had income from operations of $2,155,227 as compared to a loss from operations of $872,603 in Fiscal 1996. The Company's gross profit of 34.3% in Fiscal 1997 increased from 30.2% in Fiscal 1996. The Company's gross profit increased primarily due to improved product mix featuring less slower moving items, improved manufacturing costs, improved profitability of its cosmetic line (now discontinued), and higher gross profit on its licensed items.

     The Company's selling, general and administrative ("SG&A") expenses decreased during Fiscal 1997 to $17,988,791 from $19,521,690 in Fiscal 1996, reflecting a decrease of $1,532,899. SG&A as a percentage of sales also decreased from 31.7% to 29.6%. This decrease was primarily related to certain non-recurring expenses from the prior year including higher legal and consulting fees due to the Paradise matter, the bankruptcy of Happiness Express, higher warehouse costs due to relocation costs of its distribution center and certain relocation costs of key new hires. Offsetting these decreases were higher royalty fees for sales of licensed products and higher software costs used for the Company's internal operating system.

     In the second quarter of Fiscal 1997, the Company recorded a $687,000 write-down of its cosmetic line to its net realizable value. This was due to the Company's decision to dispose of this product line and focus on its core stationery line of products. As discussed in a subsequent section, the Company reached an agreement to sell this line of business in November 1997.

     During Fiscal 1997, the Company decreased its short-term borrowings to an average level of $16,080,000 from $18,507,000 in Fiscal 1996. This decrease was due to the decrease in the Company's inventory levels as well as the improved profitability. Offsetting the decline in average borrowings was an increase in interest rates under the terms of the Company's new financing arrangement which began in January of 1997. The Company's effective interest rate increased from 7.8% to 8.7%. In addition, the Company incurred higher interest costs due to interest on the settlement note payable resulting from the Paradise matter. As a result, the Company's interest expense increased during Fiscal 1997 to $1,583,750 from $1,447,499.

     During Fiscal 1997, as a result of its profitability, the Company reduced its valuation allowance against its deferred tax assets $277,626 from $1,243,191 to $965,565 resulting in a net benefit from income taxes.

     Based on the above, the Company recognized net income of $600,014 in Fiscal 1997 as compared to a net loss of $5,317,408 in Fiscal 1996.

     Fiscal 1996 Compared to Fiscal Year Ended September 30, 1995
     ("Fiscal 1995").

     Net sales for Fiscal 1996 were $61,679,499 as compared to $54,891,592 for Fiscal 1995, reflecting an increase of $6,787,907 or approximately 12.4%. The increase in sales was primarily due to the growth in the Company's licensed products.

     In Fiscal 1996, the Company incurred a loss from operations of $872,603 as compared to a loss from operations of $474,368 in Fiscal 1995. The Company's gross profit of 30.2% in Fiscal 1996 was up from 28.8% in Fiscal 1995. The Company's gross profit increased primarily due to absence of the $1.3 million reserve established the prior year for slow-moving inventory, an increase in gross profit associated with its new licensed products and an improvement in the sell-through of its product line which reduced the overall return rates. Offsetting these improvements were higher costs incurred at the Company's manufacturing facility, higher costs associated with its cosmetics business (now discontinued) and aggressive efforts to close-out slow-moving inventory.

     The Company's SG&A expenses increased during Fiscal 1996 to $19,521,690 from $15,871,636 in Fiscal 1995, reflecting an increase of $3,650,054. SG&A expenses as a percentage of sales increased to 31.7% from 28.9%. The increase was primarily related to higher royalty costs associated with many of the Company's licensed products. In addition, the Company incurred higher variable costs such as freight, distribution and commission costs associated with higher sales. The Company also incurred higher legal and expert fees during the trial leading up to the Paradise Settlement. The Company incurred higher bad debt expense due to the bankruptcy of Happiness Express and incurred additional royalty costs relating to its termination of several license agreements. The Company also incurred higher costs relating to its establishment of a warehouse/distribution center and the establishment of an expanded marketing department. The Company also hired a new President, human resource manager, purchasing manager and an assistant controller.

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

     (b)  Liquidity and Capital Resources

     Cash and cash equivalents decreased to $648,812 at September 30, 1997 from $7,063,808 at September 30, 1996. Generally, the Company uses its cash to reduce its outstanding borrowings in order to reduce interest costs. At September 30, 1996, due to the status of the refinancing of the Company's borrowing facilities, the Company maintained a high level of cash.
Accounts receivable increased to $16,293,286 at September 30, 1997 from $14,537,500 at September 30, 1996, primarily due to increased sales in the fourth quarter. The Company believes that its allowance for doubtful accounts and its accrual for returns and advertising allowances are adequate given the Company's detailed review of its accounts receivable aging, its review of subsequent cash receipts, its use of credit limits and its on-going credit evaluation and account monitoring. In addition, the Company has credit insurance on most of its major accounts receivable. Inventory decreased to $18,480,924 at September 30, 1997 from $18,728,008. This decrease was due to the Company's decision to eliminate items from its product line and to move aggressively to close-out excess and slow-moving inventory. The decrease to $3,963,831 for equipment at September 30, 1997 from $4,368,477 at September 30, 1996 primarily reflects a portion of the write-down from the Cosmetics operation. Notes payable at September 30, 1997 were $17,238,066 as compared to $21,532,498 at
September 30, 1996. This decrease was primarily due to the Company's decision to reduce its cash position at September 30, 1997.

     Net cash used in operating activities for the year ended September 30, 1997 was $2,352,104 as compared to cash provided by operating activities for Fiscal 1996 of $1,489,465. This change was primarily due to the decrease in bankers' acceptances payable and the settlement note payments during Fiscal 1997. In addition, there was an increase in accounts receivable at September 30, 1997 that was due to higher fourth quarter sales.

     Cash used in investing activities during Fiscal 1997 of $911,897 was higher than the prior year due to the increase in fixed asset additions.

     The cash used in financing activities during Fiscal 1997 was $3,150,995 as compared to cash provided by financing activities of $6,183,395 in Fiscal 1996. The decrease in cash provided by financing activities was primarily due to the Company's decision to reduce its cash balance at September 30, 1997 as compared to 1996. As a result of these activities, cash and cash equivalents decreased $6,414,996 during Fiscal 1997 as compared to an increase of $7,063,808 during Fiscal 1996.

     The Company's working capital increased to $15,452,308 at September 30, 1997 from $13,675,828 at September 30, 1996. This increase was primarily due to the net income earned during Fiscal 1997 as well as the proceeds from the private offering discussed below.

     In January 1997, the Company entered into a three year $30,000,000 revolving credit facility with BankAmerica Business Credit, Inc. (the "New Banking Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the New Banking Agreement. The New Banking Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the New Banking Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and minimum interest coverage ratios.

     The Note issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments commencing January
1, 1998.

     The Company continued several actions to increase its liquidity during Fiscal 1997. It established a policy of obtaining 30 to 60 days vendor credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit.

     In the second quarter of Fiscal 1997, the Board of Directors voted to dispose of its Cosmetics product line and to focus its efforts primarily on its writing instruments business. The main reason for this decision was to better utilize the Company's cash flow towards its stationery line of business. It is not anticipated that the disposition of this line of business will have a material impact on sales or net income in the future.

     In November 1997, the Company reached an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company (significantly owned by a former employee) for its net book value. In December 1997, $100,000 was received as a down payment, $150,000 is to be received at closing and a note will be issued for the balance due bearing interest at a rate of 9% per annum. The terms of the note provide that the principal be reduced by $150,000 per month commencing February 1998, until fully repaid. No further write-downs relative to the Cosmetics operation are anticipated in the year ended September 30, 1998 ("Fiscal 1998").

     In December 1996 and January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The Company had net proceeds of $963,437 from the Private Offering. Officers and directors of the Company acquired 52.5% of the Units sold in the Private Offering. They participated on the same terms as the other investors in the Private Offering. The terms of the Private Offering were established by a Special Committee of the Board of Directors who did not participate in the Private Offering. The Company was required by its banks (at that time) to raise funds in the Private Offering in order to fund the $500,000 payment referred to in "Item 3. Legal Proceedings" and to enable the Company to fund its requirements for capital expenditures.

     As a result of the seasonal nature of the Company's business, the Company's use of credit increases significantly in the months of May, June, July and August as the Company finances its inventory and receivables, and declines in September and October after collection of the invoices from its Back-to-School sales.

     The Company anticipates that its revolving credit line provided by the New Banking Agreement, together with anticipated cash flow from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance current and future operations. The Company believes these resources are sufficient to support its operating expenses.

     The Company is exploring its options with respect to software in order to be in compliance with year 2000. The
Company does not expect the costs associated with this to be material.


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



Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

     The information required by this section will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before January 29, 1998.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) (1)  Financial Statements
                                                            Page

Independent Auditors' Report............................    F-1

Consolidated Balance Sheets as of September 30, 1997 and
1996....................................................    F-2-3

Consolidated Statements of Operations for the
years ended September 30, 1997, 1996 and 1995 ..........    F-4

Consolidated Statements of Shareholders' Equity for
the years ended September 30, 1997, 1996 and 1995.......    F-5

Consolidated Statements of Cash Flows for the
years ended September 30, 1997, 1996, and 1995..........    F-6-7

Notes to Consolidated Financial Statements..............    F-8-23


     (a) (2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and
Reserves...............................................     F-24

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

3.2       The Company's By-laws incorporated by reference to
          Exhibit 3.2 of Form S-18.

10.1 1989 Stock Option Plan incorporated by reference to the Registration Statement No. 33-27009 ("Form S-8").

10.2 1993 Stock Option Plan incorporated by reference to the 1992 Form 10-K.

10.3 Employment Agreement dated November 3, 1995, between the Company and John W. Linster incorporated by reference to the 1995 10-K.

10.4 1995 Stock Option Plan is incorporated by reference to the Registration Statement No. 333-30595 filed on Form
          S-8.

10.5      Settlement Agreement dated December 9, 1996, among the
          Company, Leon Hayduchok, All-Mark Corporation, Inc.,
          Paradise Creations, Inc. and Norman Melnick incorporated by reference to Exhibit 10.6 of the 1996
          Form 10-K.

10.6 Loan and Security Agreement dated as of January 13, 1997, among the Company, Pentech Cosmetics, Inc., Sawdust Pencil Co. and Bank America Business Credit, Inc. incorporated by reference to Exhibit 10.7 of the 1996 Form 10-K.

10.7      Settlement Letter dated November 15, 1996 from Fisher-
          Price to the Company incorporated by reference to
          Exhibit 10.8 of the 1996 Form 10-K.

10.8 Settlement Agreement dated December 27, 1996, between the Company and Pentel Co., Ltd. incorporated by reference to Exhibit 10.9 of the 1996 Form 10-K.

10.9 Form of Subscription Agreement connected with the Company's Private Offering Memorandum dated December
          10, 1996 incorporated by reference to Exhibit 10.10 of the 1996 Form 10-K.

10.10 Form of Registration Rights Agreement connected with the Company's Private Offering Memorandum dated
          December 10, 1996 incorporated by reference to Exhibit
          10.11 of the 1996 Form 10-K.

10.11 Agreement for Sale and Purchase of Assets dated as of November 1997, among the Company, Pentech Cosmetics,
          Inc., Fun Cosmetics, Inc. and David Blau.

21        Subsidiaries of the Company.

23.1      Consent of Ernst & Young LLP.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PENTECH INTERNATIONAL, INC.


December 19, 1997                  By:  s/ John W. Linster
                                        John W. Linster,
                                        President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


s/ Norman Melnick   Chairman of the Board         December 19, 1997
Norman Melnick      of Directors


s/ John W. Linster  President and Chief Executive December19,1997
John W. Linster      Officer (principal executive
                     officer)

s/ David Melnick    Chief Operating Officer and   December 19, 1997
David Melnick       Director (principal operating
                    officer)

s/ John F. Kuypers  Executive Vice President-
John F. Kuypers     Sales and Director            December 19, 1997


s/ Richard S. Kalin Secretary and Director        December 19, 1997
Richard S. Kalin


                    Director
Jerry Della Femina


s/ Roy L. Boe       Director                      December 19, 1997
Roy L. Boe


s/ William Visone   Treasurer (principal          December 19, 1997
William Visone      accounting officer)


s/ Robert Semel     Director                      December 19, 1997
Robert Semel

ptk\10K.97

                      REPORT OF INDEPENDENT AUDITORS



Board of Directors
Pentech International, Inc.


We have audited the accompanying consolidated balance sheets of Pentech International, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentech International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                   s/ERNST & YOUNG LLP
                                   ERNST & YOUNG LLP

MetroPark, New Jersey
December 5, 1997


                              F-1






               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                              Assets (Note 3)

                                             September 30,
                                          1997            1996
                                          ----            ----
Current Assets:
  Cash and cash equivalents          $    648,812    $ 7,063,808
  Accounts receivable, net
   of allowance for doubtful
   accounts ($30,087 and $402,513
   in 1997 and 1996, respect-
   ively)                              16,293,286     14,537,500
  Inventory (Note 2)                   18,480,924     18,728,008
  Income taxes receivable                 422,446      1,146,414
  Deferred tax assets (Note 5)            271,180        618,929
  Prepaid expenses and other            1,648,035      1,042,807
                                       ----------     ----------
Total current assets                   37,764,683     43,137,466
                                       ----------     ----------

Equipment:
  Equipment and furniture               8,895,443      8,030,387
  Less accumulated depreciation        (4,931,612)    (3,661,910)
                                       ----------     ----------
                                        3,963,831      4,368,477
                                       ----------     ----------
Other assets:
  Deferred tax assets, long term
  (Note 5)                                363,835        306,185
  Trademarks, net of
   amortization                           269,708        267,742
  Due from officer                        141,512        109,511
                                       ----------     ----------
                                          775,055        683,438
                                       ----------     ----------
                                      $42,503,569    $48,189,381
                                       ==========     ==========









See accompanying notes.




               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets

                   Liabilities and Shareholders' Equity

                                              September 30,
                                          1997            1996
                                         -----            ----
Current liabilities:
  Notes payable (Note 3)           $17,238,066        $21,352,498
  Bankers' acceptances
   payable (Note 3)                      -              1,488,757
  Accounts payable                   1,333,605          1,593,253
  Accrued expenses (Note 11)         3,440,704          3,827,130
  Settlement payable (Note 8)            -                500,000
  Settlement note payable (Note 8)     300,000            700,000
                                    ----------         ----------
Total current liabilities           22,312,375         29,461,638
                                    ----------         ----------
Other liabilities:
  Royalty payable, long-term (Note 8)  300,000            400,000
  Settlement note payable,
   long-term (Note 8)                2,300,000          2,300,000
                                    ----------         ----------
                                     2,600,000          2,700,000
                                    ----------         ----------
Commitments and contingencies
  (Note 6)
Shareholders' equity
  (Notes 1 and 4):
Preferred stock, par value
  $.10 per share; authorized
  500,000 shares; issued
  and outstanding, none
Common stock, par value $.01
  per share; authorized 20,000,000
  shares; issued and outstanding
  12,504,258 and 10,496,758 in
  1997 and 1996, respectively          125,043            104,968
Capital in excess of par             6,789,143          5,845,781
Retained earnings                   10,677,008         10,076,994
                                    ----------         ----------
                                    17,591,194         16,027,743
                                    ----------         ----------
                                   $42,503,569        $48,189,381
                                    ==========         ==========
See accompanying notes.




                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations


                                  Year ended September 30,
                                1997          1996          1995
                                ----          ----          ----
Net sales (Note 9)       $60,806,386     $61,679,499    $54,891,592
Cost of sales             39,975,368      43,030,412     39,087,504
                          ----------      ----------     ----------
Gross profit              20,831,018      18,649,087     15,804,088

Selling, general and
 administrative expenses  17,988,791      19,521,690     15,871,636
Loss on Mexican
 affiliate (Note 14)                                        406,820
Loss from Cosmetics
 operation                   687,000               -              -
                          ----------      ----------     ----------
Income (loss) from
 operations                2,155,227        (872,603)      (474,368)
                          ----------      ----------     ----------
Other (income) expense:
 Loss from litigation              -       4,433,920              -
 Interest expense          1,583,750       1,447,499      1,259,145
 Interest income              (9,660)        (39,661)       (35,215)
                          ----------      ----------     ----------
                           1,574,090       5,841,758      1,223,930
                          ----------      ----------     ----------
Income (loss) before
 taxes                       581,137      (6,714,361)    (1,698,298)

Income tax (benefit)
 expense (Note 5)            (18,877)     (1,396,953)      (639,352)
                          ----------      ----------      ---------
Net income (loss)        $   600,014    $ (5,317,408)   $(1,058,946)
                          ==========      ==========      =========
Primary and fully-diluted
 earnings (loss) per common
 and common equivalent
 shares (Note 1)                $.05           ($.51)        ($.10)
                          ==========      ==========     ==========




See accompanying notes.



                                Pentech International, Inc. and Subsidiaries
                              Consolidated Statements of Shareholders' Equity
                               Years ended September 30, 1997, 1996 and 1995

                             Common Stock
                                                          Capital
                            Number of Shares              in                     Treasury Stock
                                                          Excess    Retained
                          Authorized  Issued     Amount   of Par    Earnings   Shares       Amount
                          ----------  ------     ------   -------   --------   ------       ------
Balance, September
  30, 1994                20,000,000 11,692,958 $116,930 $6,512,044 $20,893,681   196,800   $1,043,268
 Retirement of
  common stock
  options                                                                (7,500)
 Purchase of Treas-
  ury Stock                                                                        999,400   4,067,790
 Retirement of
  Treasury Stock                     (1,196,200) (11,962)  (666,263) (4,432,833)(1,196,200) (5,111,058)
Net loss                                                             (1,058,946)
                           ---------  ---------   ------  ---------   ---------  ---------   ---------
Balance, September
  30, 1995                20,000,000 10,496,758  104,968  5,845,781  15,394,402      -         -


 Net loss                                                            (5,317,408)
                          ---------- ----------  -------  ---------  ----------  ---------  ---------
Balance, September
  30, 1996                20,000,000 10,496,758  104,968  5,845,781  10,076,994      -         -

Issuance of Common
  Stock                               2,007,500   20,075    943,362

Net Income                                                              600,014
                          ---------- ----------  -------  ---------  ----------  ---------  ---------
Balance, September
  30, 1997                20,000,000 12,504,258 $125,043 $6,789,143 $10,677,008      -          -
                          ========== ==========  =======  =========  ==========  =========  =========
See accompanying notes.

                                       F-5



                   PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                             Year ended September 30,
                                       1997            1996           1995
                                     --------       ----------      ----------
Cash flows from operating
activities
Net income (loss)                 $   600,014      $(5,317,408)    $(1,058,946)
Adjustments to reconcile
 net income (loss) to net cash
 (used in) provided by
 operating activities:
  Depreciation and amortiza-
   tion                             1,099,627        1,044,920         939,505
  Provision for losses on
   accounts receivable                 15,401          401,620          62,467
  Paradise Settlement                       -        4,000,000
  Provision for slow-moving
   inventory                                                         1,286,000
  Benefit (provision) for
   deferred income taxes              290,099         (699,701)       (565,515)
  Provision for loss from
   Cosmetics operation                687,000

  Change in assets and
   liabilities:
    (Increase) decrease in
      accounts receivable          (1,771,187)      (2,488,160)        616,415
    (Increase) decrease in
      inventory                      (152,916)       4,116,474      (2,803,788)
    (Increase) decrease in
      prepaid expenses and other     (605,228)         184,622          80,587
    (Increase) in due from
      officer                         (32,001)                         (30,999)
    (Decrease) in bankers'
      acceptances payable          (1,488,757)        (353,228)        (18,211)
    (Decrease) increase in
      accounts payable               (331,698)        (789,706)        957,793
    (Decrease) increase in
      accrued expenses               (386,426)         713,405          81,742
    (Decrease) in settlement
      payables                     (1,000,000)             -               -
    Change in income
      taxes payable/
      receivable                      723,968          676,627      (1,453,922)
                                   ----------        ---------       ---------
    Net cash (used in) provided
      by operating
      activities                   (2,352,104)       1,489,465      (1,906,872)

See accompanying notes.



                   PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (cont'd)

                                                 Year ended September 30,
                                       1997             1996          1995
                                       ----             ----          ----
Cash flows from investing
 activities
Purchase of equipment and
 furniture                        (793,006)         (488,176)       (652,037)
Increase in trademarks            (118,891)         (120,876)        (69,725)
                                 ---------         ---------        --------
 Net cash used in investing       (911,897)         (609,052)       (721,762)
 activities

Cash flows from financing
 activities
Net (decrease) increase in
 notes payable                  (4,114,432)        6,183,395       6,006,379
Proceeds from the issuance
 of common stock                   963,437
Payments to acquire
 treasury stock                                                   (4,067,790)
Payments to acquire
 common stock options                                                 (7,500)
Net cash (used in) provided
  by financing                   ----------        ---------       ---------
  activities                    (3,150,995)        6,183,395       1,931,089
 Net (decrease) increase         ---------         ---------       ---------
 in cash and cash equi-
  valents                       (6,414,996)        7,063,808        (697,545)

Cash and cash equivalents,
 beginning of year               7,063,808              0            697,545

Cash and cash equivalents,       ---------         ---------         -------
 end of year                    $  648,812        $7,063,808       $   -0-
                                 =========         =========         =======

Supplemental disclosures
 of cash flow information
Non-cash investing activities:

  Purchase of fixed assets by
   capital lease                $   72,050
  Retirement of treasury
   stock                                                         $ 5,111,058
  Cash paid during the
   year for:
   Interest                      1,773,920        $1,319,958       1,259,145
   Income taxes                     30,931           140,000       1,380,085




See accompanying notes.

                                 F-7


               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1997

1.  Summary of Significant Accounting Policies

Organization

     Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Co. ("Sawdust"), was formed in November 1989. The Company and its subsidiary are engaged in the production, design, and marketing of writing and drawing instruments. In October 1993, the Company formed another wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute cosmetic pencils. During Fiscal 1997, the Company decided to dispose of this product line. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils, other writing instruments, children's activity kits and related products, primarily to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends September 30.

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

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1997


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

Earnings (Loss) Per Common and Common Equivalent Shares

     Primary and fully diluted earnings (loss) per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants.

     The average number of shares used was:

                                  Primary   Fully Diluted
                                  -------   -------------

Year ended September 30, 1997   12,297,124   12,491,167
Year ended September 30, 1996   10,496,758   10,496,758*
Year ended September 30, 1995   10,660,988   10,660,988*


-------

* In 1996 and 1995 fully diluted was anti-dilutive.

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1997

1.  Summary of Significant Accounting Policies (cont'd)

Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2.  Inventory
                            1997              1996
                            ----              ----
Raw materials            $ 6,245,696       $  6,732,751
Work-in-process            1,579,274          1,265,795
Finished goods            11,865,954         12,115,462
Allowance for slow-
moving items              (1,210,000)        (1,386,000)
                          ----------         ----------
                         $18,480,924        $18,728,008
                          ==========         ==========

3.  Notes and Bankers' Acceptances Payable


                          September 30,           September 30,
                Interest      1997      Interest      1996
                --------  ------------- --------  -------------
Notes payable    8.128%  $ 13,000,000     8.25%   $11,725,000
Notes payable    9.00 %     4,238,066     8.25%     9,627,498
                           ----------              ----------
 Total                   $ 17,238,066             $21,352,498
                           ==========              ==========
Bankers'
 acceptances
 payable                       -          None    $ 1,488,757
                           ==========               ==========


     Notes and bankers' acceptances payable as of September 30, 1996 were initially advanced under a $34,000,000 line of credit which was available at the banks' discretion and subject to

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1997

3.  Notes and Bankers' Acceptances Payable (cont'd)

limitations based upon eligible inventory and accounts receivable as defined by that agreement. In December 1996, the Company's original line of credit was restructured by the Banks through January 31, 1997.

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

     The weighted average interest rate during the periods on the outstanding short-term borrowings was 8.7% and 7.8% for fiscal year ended September 30, 1997 and 1996, respectively.

4.  Shareholders' Equity

Stock Options

     During Fiscal 1997, the Company granted options (outside of the plans discussed herein) covering in the aggregate 20,000 shares of common stock at an exercise price of $1.19 per share (representing fair market value at date of grant). In addition, 175,000 shares were cancelled.

     During Fiscal 1996, the Company granted options covering in the aggregate 175,000 shares of common stock at an exercise price of $3.125 per share (representing fair market value at date of grant). During Fiscal 1995, there were no options granted. During these periods, no options were exercised. At September 30, 1997, 195,000 options remain outstanding at prices ranging from $1.19 to $3.125 per share, of which all are presently exercisable.

Stock Option Plans

     On January 5, 1989, the Company adopted a stock option plan
("1989 Plan"). The 1989 Plan provides for options and limited stock appreciation rights ("Limited SARs") to be granted in

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1997

4. Shareholders' Equity (cont'd)

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

     On November 26, 1996, the Board of Directors offered to cancel and reissue certain options (at a reduced level) in the 1989 and 1993 Plans at the fair market value of the Company's Common Stock on such date. Upon acceptance by the option holders, the vesting period began one year from the date of the offer and the options become exercisable ratably over a period of three years and expire four years from the date of issuance.

                            PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                             Notes to Consolidated Financial Statements
                                         September 30, 1997


4. Shareholders' Equity (cont'd)

     The table below presents option information for the 1989 Plan:

                         Year ended            Year ended                  Year ended
                        Sept. 30, 1997        Sept. 30, 1996              Sept. 30, 1995
                    Price range   Shares   Price range    Shares       Price Range    Shares
                    -----------   ------    -----------   ------       -----------    ------
Outstanding,
 beginning of
 year              $3.125-7.875  351,000   $4.00-$7.875   392,000      $4.00-$7.875  397,000

Options granted     0.75         285,600    3.125         180,000

Cancelled           3.125-7.875 (351,000)   4.00-6.50    (221,000)      6.50          (5,000)

Exercised
                    -----------  -------    -----------   -------       ----------   -------
Outstanding,
 end of year        0.75         285,600   $3.125-7.875   351,000      $4.00-7.875   392,000
                    -----------  -------    -----------   -------       ----------   -------

Eligible for
 exercise
 currently               -          -      $4.50-7.875    118,600      $4.00-7.875   267,000
                    ===========  =======    ===========   =======       ==========   =======

                                                    F-13

                              PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                               Notes to Consolidated Financial Statements
                                           September 30, 1997

     4. Shareholders' Equity (cont'd)

          The table below presents option information for the 1993 Plan:

                     Year ended               Year ended               Year ended
                   Sept. 30, 1997           Sept. 30, 1996           Sept. 30, 1995
                Price range   Shares     Price range   Shares       Price Range    Shares
                -----------   ------     -----------   ------       -----------    ------
Outstanding,
 beginning of
 year           $3.125-6.125  647,500    $4.50-6.125   668,750       $4.50-6.125   678,750

Options
 granted         0.75 -0.875  385,500     3.125         20,000

Cancelled        3.125-6.125 (592,500)    4.50-6.125   (41,250)       5.25         (10,000)

Exercised
                 ----------   ------      ---------    -------        ----------    -------
Outstanding,
 end of year     0.75 -5.50   440,500    $3.125-6.125  647,500       $4.50-6.125   668,750
                 ===========  =======     ==========   =======        ==========    =======

Eligible for
 exercise
 currently      $4.50 -5.50    43,000    $4.50-6.125   301,500       $4.50-6.125   273,000
                 ===========  =======     ==========   =======        ==========    =======
                                               F-14

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997



4. Shareholders' Equity (cont'd)

     The table below presents option information for the 1995 Plan:

                            Year Ended                  Year Ended
                           Sept. 30, 1997             Sept. 30, 1996
                       Price range    Shares       Price range    Shares
                       -----------    ------       -----------    ------

    Outstanding,
     beginning of
     year               $3.00          10,000                        -

    Options granted      0.75-2.9375  123,000          $3.00      10,000

    Cancelled            3.00         (10,000)

    Exercised
                         -----------   -------         -----      ------
    Outstanding,
     end of year        $0.75-2.9375   123,000         $3.00      10,000
                         ===========   =======         =====      ======
    Eligible for
     exercise
     currently           1.4375         12,000           -           -
                         ===========   =======         =====      ======


     The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 took effect for transactions entered into during the fiscal year beginning October 1, 1996; with respect to disclosures required for entities that elect to continue to measure compensation cost using prior permitted accounting method, such disclosures must include the effects of all awards granted in the fiscal year beginning October 1, 1995. The Company has elected to follow Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997

4. Shareholders' Equity (cont'd)

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. This fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

     Risk-free interest rate            6.65%
     Expected dividend yield               0%
     Expected stock price volatility    .663%
     Expected life of options         3-5 years

     The weighted average fair value of options granted during Fiscal 1997 and Fiscal 1996 is $.78 and $1.92 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can mutually affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share amounts):



                           Sept. 30, 1997        Sept. 30, 1996

                    As reported    Pro forma As reported    Pro forma

Net income (loss)         $ 600        $ 491   $ (5,317)    $(5,354)
Earnings (loss)
  per share               $ .05        $ .04   $   (.51)    $ (.51)

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997



5. Income Taxes


                           1997            1996         1995
                           ----            ----         ----
(Benefit)/Expense

Federal:
  Current               $ (309,276)    $ (697,252)    $ (73,837)
  Deferred                 273,730       (421,047)     (503,308)
State:
  Current                      300           -             -
  Deferred                  16,369       (278,654)      (62,207)
                           -------      ---------      --------
                        $  (18,877)   $(1,396,953)   $ (639,352)
                           =======      =========      ========


     Reconciliations of the statutory federal income tax rate of 34% to the effective tax rates are as follows:

                             1997          1996           1995
                             ----          ----           ----
Statutory tax rate           34.00%      (34.00%)       (34.00%)
State income taxes, net
  of federal tax (benefit)
  expense                     1.86        (6.00)         (3.63)
IRS audit adjustment          5.32
Permanent timing differences  9.99
(Decrease) increase in
  valuation allowance       (47.77%)      18.5%
Other                        (6.65%)        .7%
                             -----        -----          -----
Effective tax rate          ( 3.25%)     (20.80%)       (37.63%)
                             =====        =====          =====

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997
5. Income Taxes (cont'd)

    Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows:

                                               September 30,
                                         1997               1996
                                         ----               ----
Current deferred tax liability:
  State taxes on deferred
   federal items                      $ ( 149,823)        $(224,935)
                                          -------           -------
Current deferred tax assets:
  Bad debts                                12,938           231,392
  Inventory reserve                       520,300           595,980
  Reserve for returns and                 313,042           369,017
   allowances
  Unicap                                   12,813            33,110
  Reserve for restructuring                   -             129,000
  Cosmetics fixed asset reserve           123,410              -

  Total current deferred                  -------         ---------
   tax assets                             982,503         1,358,499

Valuation allowance on current
  deferred tax assets                    (561,500)         (514,635)
                                          -------         ---------
                                          421,003           843,864
                                          -------         ---------
  Net current deferred tax assets     $   271,180         $ 618,929
                                          =======         =========
Long-term deferred tax liabilities:
  Depreciation                        $  (832,800)        $(888,450)
                                          -------         ---------
Long-term deferred tax assets:
  Reserve for litigation                1,290,000         1,720,000
  State net operating loss
   carryforwards                          310,700           203,191
                                        ---------         ---------
Total long-term deferred
  tax assets                            1,600,700         1,923,191

Valuation allowance on
  long-term deferred
  tax assets                             (404,065)         (728,556)
                                        ---------         ---------
                                        1,196,635         1,194,635
                                        ---------         ---------
  Net long-term deferred tax
   assets                               $ 363,835         $ 306,185
                                        =========         =========
                                    F-18


                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997



5. Income Taxes (cont'd)


     The Company has generated state net operating loss carryforwards of $3,452,227, which expire in varying amounts beginning on September 30, 2001.

     In 1996, the Company recorded a valuation allowance of $1,243,191 against deferred tax assets due to the uncertainty of its ability to recognize a full tax benefit for future payments against the litigation reserve and its ability to fully utilize the state net operating loss carryforwards. In 1997, approximately $277,000 of the valuation allowance was recognized as a tax benefit.

6.  Commitments and Contingencies

Letters of Credit

   The Company was contingently liable for outstanding letters of credit of $350,062 at September 30, 1997.

Leases

   Rent expense for the years ended September 30, 1997, 1996 and 1995 amounted to $498,126, $480,563 and $487,959, respectively.

   In May 1990, the Company entered into a 60 month lease for manufacturing space. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains options to renew for two 60 month periods. In March 1993, the Company exercised its first option and extended the lease for an additional 60 months.

   In March 1993, the Company entered into a 60 month lease for office, warehouse and manufacturing space. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains an option to renew for an additional 60 month period. In October 1997, the Company exercised its option to renew.

   In August, 1995, the Company entered into a 60 month lease for its 130,000 square foot distribution center. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains two options to renew for two five year periods.

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997


6. Commitments and Contingencies (cont'd)

     Future minimum rental payments under operating leases are as follows:

     1998                $ 764,262
     1999                  767,739
     2000                  699,323
     Thereafter            345,743
                         ---------
                        $2,577,067
                        ==========


7. Loss from Cosmetics operation:

   During the second quarter of 1997, the Board of Directors determined to discontinue its Cosmetics subsidiary and focus its efforts primarily on its writing instruments business. The loss from Cosmetics operation reported in the second quarter reflects the write-down of certain assets of this operation to their estimated net realizable value (Note 16). At September 30, 1997, the net book value of such assets approximated $1,100,000.


8. Paradise Settlement

   In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000 for the five year period, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the "Note") and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $400,000 in February 1997, $500,000 in January 1997, and $100,000 of the minimum royalty in December 1996. The Note requires $100,000 quarterly principal payments commencing January 1, 1998.


                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997


9.  Major Customer and Concentration of Credit Risk

     For the years ended September 30, 1997, 1996 and 1995, the Company had one customer who accounted for 13%, 11% and 9%, respectively, of net sales. Concentration of credit risk with respect to trade receivables is generally limited due to the Company's use of credit limits, credit insurance and ongoing credit evaluations and account monitoring procedures.

10.   401(k) Plan

   The Company adopted a defined contribution 401(k) plan effective April 1, 1993, covering substantially all employees not covered under a collective bargaining agreement. The plan provides employees an opportunity to make pre-tax payroll contributions to the plan. During 1995 and 1994 the Company did not make contributions to the plan. The plan was amended on April 1, 1996 to incorporate an employer discretionary match of 1/3 of the first 6% of employee contributions. For Fiscal 1997 and Fiscal 1996, the Company contributed $36,273 and $16,941, respectively.

11.  Accrued Expenses

                                          September 30,
                                       1997         1996
                                       ----         ----
Accrued returns and advertising
  rebates                            $1,833,450     $1,552,204
Accrued legal/consulting fees            -             579,550
Accrued royalties                       637,477        776,132
Other accrued expenses                  969,777        919,244
                                      ---------      ---------
                                     $3,440,704     $3,827,130
                                      =========      =========

12.  New Authorative Accounting Pronouncement:

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company in the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact on primary earnings per share for the years ended September 30, 1997 and 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997


13.   Unaudited Summarized Quarterly Information

   Unaudited summarized quarterly financial information for the years ended September 30, 1997 and 1996 are as follows:

                    (000's except for per share information)

                                     Three Months Ended
                     December      March        June       September
                     31, 1996      31, 1997(b) 30, 1997    30, 1997
                     --------      --------    --------    ---------

Net sales            $12,540       $10,852     $21,333     $16,081
Gross profit           4,493         3,734       7,426       5,178
Net income/(loss)         54          (661)        911         296
Earnings (loss)
 per common share        .01          (.05)        .07         .02


                     December      March        June       September
                     31, 1995      31, 1996    30, 1996    30, 1996(a)
                     --------      --------    --------    ---------

Net sales            $11,892       $10,410     $21,976     $17,401
Gross profit           4,236         3,458       6,994       3,961
Net income/(loss)        130          (703)        617      (5,361)
Earnings (loss)
  per common share       .01          (.07)        .06        (.51)


(a) In the fourth quarter of Fiscal 1996, the Company settled the Paradise litigation (Note 8).

(b) In the second quarter of Fiscal 1997, the Company wrote-down its Cosmetics operation (Note 7).

14.    Loss on Mexican Affiliate

   In 1992, the Company began an affiliation with a Mexican distributor to sell its products in Mexico. As a result of the Pesos devaluation and the eventual termination of the relationship in Fiscal 1995, the Company incurred a loss of $407,000.

15.  Private Placement

   In January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The Company received net proceeds of $963,000 from the Private Offering. Officers and directors of the Company acquired 52.5% of the Units sold in the

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997



15.  Private Placement (cont'd)

Private Offering and participated on the same terms as the other investors in the Private Offering. The terms of the Private Offering were established by a Special Committee of the Board of Directors who did not participate in the Private Offering. The Company was required by its banks (at that time) to raise funds in the Private Offering in order to fund the $500,000 payment referred to in Note 8 and to enable the Company to fund its requirements for capital expenditures.


16.    Subsequent Event

   In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company (significantly owned by a former employee) for its book value. In December 1997, $100,000 was received as a down payment, $150,000 is to be received at closing and a note is to be issued for the balance due bearing interest at a rate of 9% per annum. The terms of the note provide that the principal be reduced by $150,000 a month commencing February 1998, until repaid.

                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended September 30, 1997, 1996 and 1995



  Column A                Column B     Column C   Column D   Column E
  --------                --------     --------   --------   --------
                                       Charged
                          Balance at   to Costs               Balance
                          Beginning       and                 End of
Description               of Period    Expenses Deductions(1) Period

Year ended September
 30, 1997
Allowance for doubtful
 accounts                $  402,513  $   15,401  $387,827  $   30,087
                          =========   =========   =======   =========

Allowance for slow
 moving items            $1,386,000  $  400,000  $576,000  $1,210,000
                          =========   =========   =======   =========

Valuation allowance
for deferred taxes       $1,243,191  $  237,009  $514,635  $  965,565
                          =========   =========   =======   =========

Year ended September
 30, 1996
Allowance for doubtful
 accounts                $   70,314  $  401,620  $ 69,421  $  402,513
                          =========   =========   =======   =========
Allowance for slow
 moving items            $1,386,000        -          -    $1,386,000
                          =========   =========   =======   =========
Valuation allowance
 for deferred taxes      $    -      $1,243,191  $    -    $1,243,191
                          =========   =========   =======   =========
Year ended September
 30, 1995
Allowance for doubtful
 accounts                $   54,565  $   62,467  $ 46,718  $   70,314
                          =========   =========   =======   =========
Allowance for slow
 moving items            $  100,000  $1,286,000       -    $1,386,000
                          =========   =========   =======   =========




(1) Amount represents various accounts written off during the year, net of recoveries.

                                 EXHIBIT INDEX






Exhibit 10.11. Agreement for Sale and Purchase of Assets dated as of November 1997, among the Company, Pentech
                 Cosmetics, Inc., Fun Cosmetics, Inc. and David
                 Blau.



Exhibit 21       Subsidiaries of the Company.



Exhibit 23.1         Consent of Ernst & Young LLP.

                                   EXHIBIT 21

                  Subsidiaries of Pentech International, Inc.




                                        Jurisdiction of
          Name                           Incorporation

          Sawdust Pencil Co.               Delaware

          Pentech Cosmetics, Inc.          Delaware

                                  EXHIBIT 23.1

                        Consent of Independent Auditors




We consent to the incorporation by reference in (i) the Registration Statement (Form S-8 No. 33-27009) dated February 28, 1989 pertaining to the 1989 Stock Option Plan of Pentech International, Inc. ("Pentech"); (ii) the Registration Statement (Form S-8 No. 33-67802) dated August 23, 1993 pertaining to the 1993 Stock Option Plan of Pentech and (iii) the Registration Statement (Form S-8, No. 333-30595) dated July 2, 1997 pertaining to the 1995 Stock Option Plan of Pentech, of our report dated December 5, 1997 with respect to the consolidated financial statements and schedule of Pentech International, Inc. included in this Annual Report (Form 10-K) for the year ended September 30, 1997.

                                   ERNST & YOUNG LLP



                              By:  /s/ Ernst & Young LLP




MetroPark, New Jersey
December 17, 1997














WPDOCS\PTK\10K97