Form 10-Q
period 1997-12-31
PENTECH INTERNATIONAL INC
filed 1998-02-12
CIK 760461

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                             (732) 287-6640
      (Registrant's telephone number, including area code)


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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997:
12,506,258 shares of common stock, par value $.01 per share.

                                   INDEX

Part I.  Financial Information:


     Item 1.   Financial Statements (Unaudited)              Page


     Condensed Consolidated Balance Sheets as of
     December 31, 1997 and September 30, 1997                3-4


     Condensed Consolidated Statements of Operations for the
     three months ended December 31, 1997 and 1996             5


     Condensed Consolidated Statements of Cash Flows
     for the three months ended December 31,
     1997 and 1996                                           6-7


     Notes to Condensed Consolidated Financial Statements    8-14


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     15-16



Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K              16


Signatures                                                   17

                     PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                     December 31, 1997   September 30, 1997
                                        (unaudited)
     Current Assets:

     Cash                              $  1,241           $    649
     Accounts receivable, net of
       allowances for doubtful
       accounts of $30 at
       December 31, 1997 and
       at September 30,
       1997, respectively                10,626             16,293
     Note receivable (Note 8)               508                -
     Inventories (Note 1)                18,578             18,481
     Income taxes receivable                659                422
     Prepaid expenses and other           1,538              1,648
     Deferred Tax Asset                     108                271

     Total current assets                33,258             37,764

     Furniture and equipment (Note 1)     8,381              8,895
      Less accumulated depreciation      (4,663)            (4,931)

                                          3,718              3,964

     Other assets:

     Deferred tax assets, long-term         278                364
     Trademarks, net of amortization
      (Note 1)                              254                270
     Due from officer                       142                142

                                            674                776

                                       $ 37,650           $ 42,504
                                         ======             ======
          See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                              December 31, 1997    September 30, 1997
                                  (unaudited)
Current liabilities:
  Notes payable, bank
     (Note 2)                      $ 14,160             $ 17,238
  Accounts payable                    1,223                1,334
  Accrued expenses                    1,854                3,441
  Settlement note payable               300                  300


     Total current liabilities       17,537               22,313

Other liabilities:
  Royalty payable, long-term            300                  300
  Settlement note payable,
     long-term                        2,200                2,300

                                      2,500                2,600
Commitments and contingencies
(Note 4)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 12,506,258 and 12,504,258
  shares issued and outstanding at
  December 31, 1997 and September 30,
  1997, respectively                    125                  125

  Capital in excess of par            6,791                6,789

  Retained earnings                  10,697               10,677

                                     17,613               17,591

                                    $37,650              $42,504
                                     ======               ======

         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                (Unaudited)



                                Three Months Ended
                                   December 31,
                              1997           1996


Net sales                     $10,888        $12,540

Cost of sales                   6,646          8,047

Gross profit                    4,242          4,493

Selling, general and
 administrative expenses        3,862          4,044

Interest expense                  349            367

Interest (income)                  (1)            (8)

                                4,210          4,403

Income before
 taxes                             32             90

Income taxes                       12             36

Net income                    $    20        $    54
                               ======         ======
Net income per share-
basic and diluted (Note 1)    $   -          $   .01
                               ======         ======




         See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                             Three Months Ended
                                                December 31,

                                                  1997        1996


Cash flows from operating activities:

      Net income                                 $   20     $   54

      Adjustments to reconcile net
      income to net cash provided
      by operating activities:

      Depreciation and amortization                 234        240
      Sale of Cosmetic assets                       758         -
      (Increase) decrease in:
          Accounts receivable                     5,582      4,125
          Note receivable                          (508)        -
          Inventories                              (520)       961
          Prepaid expenses and other                 17       (437)
          Income taxes receivable/
               payable                             (237)       168

      Increase (decrease) in:
          Bankers' acceptances payable               -        (497)
          Accounts payable                         (111)      (804)
          Accrued expenses                       (1,587)    (1,114)
          Deferred income
               taxes payable\receivable             249         29
          Settlement payable                       (100)        -
      Total adjustments
                                                  3,777      2,671


          Net cash provided by
          operating activities                    3,797      2,725

Cash flows from investing activities:

     (Purchase) of furniture/equipment             (145)       (21)
      Decrease (Increase) in trademarks              16        (10)

          Net cash (used in)
          investing activities                     (129)       (31)


         See notes to condensed consolidated financial statements.

PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                (Unaudited)

                                                  Three Months Ended
                                                    December 31,
                                                  1997         1996


Cash flows from financing activities:

     Net (decrease) in notes
      payable                                     $ (3,078) $ (9,051)

     Proceeds from issuance of
        common stock                                     2       -

     Net cash (used in)
      financing activities                          (3,076)   (9,051)

Net increase (decrease) in cash and cash
equivalents                                            592    (6,357)

Cash and cash equivalents,
beginning of period                                    649     7,064

Cash and cash equivalents, end of period          $  1,241    $  707
                                                     =====     =====
Supplemental disclosures of cash flow
information and non-cash financing activities:

     Cash paid during the period for:

          Interest                                $    345    $  468





         See notes to condensed consolidated financial statements.

                 PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1997 and 1996 is unaudited.)

1.   Summary of significant accounting policies:

     Organization:

          Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Company ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc. to manufacture and distribute cosmetic pencils. During fiscal 1997 the Company decided to dispose of this product line. The Company primarily operates in one business segment: the manufacture and marketing of pens markers, pencils and other writing instruments and related products to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends September 30.

     Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash Equivalents:

          The Company considers all time deposits with a maturity of three months or less to be cash equivalents.

     Unaudited financial statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at December 31, 1997 and the results of operations and the statements of cash flows for the three month period ended December 31, 1997 and 1996.

                  PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1997 and 1996 is unaudited.)

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

     Use of Estimates:

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

Stock Based Compensation:

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


                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1997 and 1996 is unaudited.)

Earnings per common equivalent shares:

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted by the Company in the quarter ended December 31, 1997. The Company is required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded.

The following table sets for the computation of basic and diluted earnings per share:

                              Three months ended December 31,
                                  1997                1996
Numerator:
     Net Income                   $20,000             $54,000


Numerator for basic and
  diluted earnings per share      $20,000             $54,000
                              ===========         ===========

Denominator:
     Denominator for basic
       earnings per share -
       weighted average
       shares                  12,504,925          10,496,758

Effect of dilutive
  securities:
     Employee stock options       484,810              -


Denominator for diluted
  earnings per share -
  adjusted weighted average
  shares and assumed
  conversions:                 12,989,735          10,496,758
                              ===========         ===========

Basic and diluted earnings
  per share                       $ -                $.01
                                 =======            ======

                   PENTECH INTERNATIONAL, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
            December 31, 1997 and 1996 is unaudited.)


     Trademarks:

          Costs related to trademarks are being amortized over a five-year period on a straight-line basis.


2.   Notes payable, bank:

                              December 31,             September 30,
                    Rate          1997       Rate          1997

Notes payable      8.188%     $11,000,000   8.128%      $13,000,000

Notes payable      9.00 %       3,160,219   9.00 %        4,238,066


     Total                    $14,160,219               $17,238,066
                              ===========              ============


     Notes payable as of December 31, 1997 and September 30, 1997 were advanced under a three year $30,000,000 Revolving credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). Borrowings under the credit agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the credit agreement.

     The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios.

3.   Shareholders' Equity:

     In December 1997, options to purchase an aggregate of 2,000 shares of common stock were exercised at $.75 per share resulting in the issuance of 2,000 shares of common stock and proceeds of $1,500.

4.   Contingency:

     At December 31, 1997 the Company was contingently liable for outstanding letters of credit of $276,110.
                    PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
             December 31, 1997 and 1996 is unaudited.)
 .

5.   Income taxes:
                                        Three Months Ended
                                            December 31
                                        1997            1996

            Federal:
               Current              $  1,000          $  3,000
               Deferred                8,000            25,000

            State:
               Current                 1,500             4,000
               Deferred                1,500             4,000


                                    $ 12,000          $ 36,000
                                   ==========        ==========


     Income tax at Federal
       statutory rate applied to
       income before taxes          $ 11,000          $ 31,000

     Add:  state income taxes          3,000             8,000

     Less: effect of deduction of
       state income taxes for
       Federal purposes               (2,000)           (3,000)


     Income taxes provided          $ 12,000          $ 36,000
                                   ==========        ==========

PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
            (The information for the three months ended
             December 31, 1997 and 1996 is unaudited.)

     Significant components of the Company's deferred tax assets and liability as of December 31, 1997 and September 30, 1997 are as follows:

                                   December 31,   September 30,
                                       1997            1997
Current deferred tax liability:
   State taxes on deferred
     federal items                 $  (131,155)   $  (149,823)

Current deferred tax assets:
   Bad debts                            12,938         12,938
   Inventory reserve                   348,300        520,300
   Reserve for returns and
     allowances                        426,856        313,042
   Unicap                               12,813         12,813
   Cosmetics fixed asset reserve         ---          123,410

   Total current deferred
     tax assets                        800,907        982,503

Valuation allowance on current
  deferred tax assets                 (561,500)      (561,500)

                                       239,407        421,003

   Net current deferred tax assets $   108,252    $   271,180
                                   ============   ============

Long-term deferred tax liabilities:
   Depreciation                    $  (832,800)   $  (832,800)

Long-term deferred tax assets:
   Reserve for litigation          $ 1,204,000    $ 1,290,000
   State net operating loss
     carryforwards                     310,700        310,700

Total long-term deferred
  tax assets                         1,514,700      1,600,700

Valuation allowance on
  long-term deferred tax assets       (404,065)      (404,065)

                                   $ 1,110,635    $ 1,196,635

   Net long-term deferred tax
    assets                         $   277,835    $   363,835
                                   ============   ============
                    PENTECH INTERNATIONAL, INC.
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
            (The information for the three months ended
             December 31, 1997 and 1996 is unaudited.)


6.   Paradise Settlement

     In October, 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $400,000 in February 1997, $500,000 in January 1997, and $200,000 of the minimum royalty. In addition, the note requires $100,000 quarterly principal payments commencing January 1, 1998. The first quarterly payment was made in December 1997.

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

8.   Sale of Cosmetic Assets

     In November 1997, the Company entered into an agreement to sell fixed assets and inventory of its Cosmetics subsidiary to an outside company (significantly owned by a former employee) for its book value. In December 1997, $100,000 was received as a down payment, $150,000 received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provide that the principal be reduced by $150,000 a month commencing February 1998, until repaid.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (1)  Material Changes in Results of Operations

     Net sales decreased in the three months ended December 31, 1997 13.2% compared to the same period in 1996. This was principally due to the success of the Company's holiday licensed programs in the prior year.

     Gross profit as a percentage of net sales increased in the three month period ended December 31, 1997 to 39.0% from 35.8% for the three months ended December 31, 1996. This was due to lower closeout sales as compared to the prior period. In addition, there were improved manufacturing costs as well as an improved product mix.

     Selling, general and administrative ("SGA") expenses as a percentage of sales increased to 35.5% from 32.2% in the three months ended December 31, 1997 compared to the same prior period. This was due to incurring a similar level of fixed costs as in the prior period over a lower sales volume. In addition, there was a higher percentage of sales to office superstores which incurred higher freight and warehouse costs as a percentage of sales.

     In addition, interest expense decreased compared to the same prior period due to lower interest rates and a lower outstanding balance.

     During the three months ended December 31, 1997, net income decreased to $20,000 or $.00 cent per share, from $54,000 or $.01 per share for the three months ended December 31, 1996. This was due to lower sales volume.

     (2)  Material Changes in Financial Condition

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

     The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments commencing January 1, 1998. The first quarterly payment was made in December 1997. The Note also requires prepayment under certain conditions related to when the Company obtains tax benefits. The Company does not anticipate any difficulty meeting this payment schedule.


     The Company initiated several actions to increase its liquidity. It established a policy obtaining thirty to sixty day open credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit.

     In January 1997, the Company completed a private offering of securities raising net proceeds of approximately $975,000.

     In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company (significantly owned by a former employee) for its book value. In December 1997, $100,000 was received as a down payment, $150,000 received at closing an a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provide that the principal be reduced by $150,000 a month commencing February 1998, until repaid.

     The Company is exploring its options with respect to software in order to be in compliance with year 2000. The Company does not expect the costs associated with this to be material.

     Working capital increased $270,000 to $15,721,000 during the three months ended December 31, 1997.

     The Company anticipates that its revolving credit line with BankAmerica Business Credit together with anticipated revenues from operations, will be sufficient to provide liquidity on both a-short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

     (3)  Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. there include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.



                    PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (b)  None.
 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PENTECH INTERNATIONAL, INC.



Dated:  February __, 1998     By: /s/ William Visone
                                  William Visone,
                                  Treasurer and Chief Financial
                                    Officer


































WP51\PTK\10Q-DEC.97