Form 10-Q
period 1998-03-31
PENTECH INTERNATIONAL INC
filed 1998-05-14
CIK 760461

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

                                  Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998;
12,530,258 shares of common stock, par value $.01 per share.

                               Page 1 of 19

                        There is no Exhibit Index.

                                   INDEX




Part I.  Financial Information:


    Item 1. Financial Statements.                                      Page


    Condensed Consolidated Balance Sheets as of
    March 31, 1998 and September 30, 1997                               3-4


    Condensed Consolidated Statements of Operations for the
    three and six months ended March 31, 1998 and 1997                    5


    Condensed Consolidated Statements of Cash Flows
    for the three and six months ended March 31,
    1998 and 1997                                                       6-7


    Notes to Condensed Consolidated Financial Statements               8-14


    Item 2. Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations.                                15-17


Part II.  Other Information:

    Item 1. Legal Proceedings.                                          18

    Item 5. Other Material Events.                                      18

    Item 6. Exhibits and Reports on Form 8-K.                           18

Signatures                                                              19

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          PENTECH INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                (000's omitted)
                    (Substantially all pledged or assigned)


                                  March 31, 1998   September 30, 1997
                                     (unaudited)
    Current Assets:

    Cash                                  $   -          $    649
    Accounts receivable, net of
     allowances for doubtful
     accounts of $138 at
     March 31, 1998 and
     $30 at September 30,
     1997                              10,215              16,293
    Settlement receivable (Note 9)        965                -
    Inventories (Note 1)               19,112              18,481
    Income taxes receivable             1,236                 422
    Prepaid expenses and other          1,677               1,648
    Deferred tax asset (Note 5)          -                    271
                                       ------              ------
     Total current assets              33,205              37,764
                                       ------              ------
    Furniture and equipment (Note 1)    8,630               8,895
     Less accumulated depreciation     (4,895)             (4,931)
                                       ------              ------
                                        3,735               3,964
                                       ------              ------
    Other assets:

    Deferred tax assets, long-term
     (Note 5)                             186                 364
    Trademarks, net of amortization
     (Note 1)                             235                 270
    Due from officer                      174                 142
                                       ------              ------
                                          595                 776
                                       ------              ------
                                     $ 37,535            $ 42,504
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

                          PENTECH INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont.)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's omitted)

                             March 31, 1998        September 30, 1997
                                 (unaudited)

Current liabilities:
  Notes payable, banks
    (Note 2)                         $ 13,614              $ 17,238
  Accounts payable                      2,408                 1,334
  Accrued expenses                      1,613                 3,441
  Settlement note payable                 300                   300
  Deferred tax liability (Note 5)         108                  -
                                       ------                ------

  Total current liabilities            18,043                22,313
                                       ------                ------
Other liabilities:
  Royalty payable, long-term              200                   300
  Settlement note payable,
   long-term                            2,100                 2,300
                                       ------                ------
                                        2,300                 2,600
                                       ------                ------
Commitments and contingencies
(Note 4)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none                                 -                     -

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 12,530,258 shares issued
  and outstanding at March 31, 1998
  and 12,504,258 shares issued
  and outstanding at September 30,
  1997                               125                   125

  Capital in excess of par            6,808                 6,789

  Retained earnings                  10,259                10,677
                                     ------                ------

                                     17,192                17,591
                                     ------                ------
                                   $ 37,535              $ 42,504
                                     ======                ======
           See notes to condensed consolidated financial statements.


                           PENTECH INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (000's omitted except for per share amounts)
                                  (unaudited)


                        Three Months Ended          Six Months Ended
                             March 31,                  March 31,
                        ------------------          ----------------
                            1998      1997            1998      1997
                            ----      ----            ----      ----

Net sales                 $10,480   $10,852          $21,368   $23,392

Cost of sales               7,312     7,118           13,958    15,165
                           ------    ------           ------    ------
Gross profit                3,168     3,734            7,410     8,227
                           ------    ------           ------    ------
Selling, general and
 administrative expenses    4,515     3,809            8,377     7,853

(Income) from Lawsuit
 Settlement (Note 9)        (965)        -             (965)        -

Loss from Cosmetics
 operation                      -       687                -       687

Interest expense              332       340              681       707

Interest (income)              (8)       (1)              (9)       (9)
                           ------    ------           ------    ------
                            3,874     4,835            8,084     9,238
                           ------    ------           ------    ------
(Loss) before taxes          (706)   (1,101)            (674)   (1,011)

Income tax (benefit)         (268)    (440)             (256)     (404)
                           ------   ------            ------    ------

Net (loss)                $  (438)  $  (661)         $  (418)  $  (607)
                           ======    ======           ======    ======
Net (loss) per share      $  (.03)  $  (.05)         $  (.03)  $  (.05)
  basic and diluted        ======    ======           ======    ======
 (Note 1)








           See notes to condensed consolidated financial statements.

                          PENTECH INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)

                                              Six Months Ended
                                                  March 31,
                                              ----------------
                                              1998      1997
                                              ----      ----
Cash flows from operating activities:

    Net (loss)                              $   (418) $   (607)
                                              ------     ------
    Adjustments to reconcile net
    income to net cash provided for
     operating activities:

    Depreciation and amortization                466       767
    Sale of Cosmetic assets                      758        -
    (Increase) decrease in:
         Accounts receivable                   5,993     3,795
         Settlement receivable                  (965)       -
         Inventories                          (1,054)      472
         Prepaid expenses and other             (122)     (493)
         Income taxes receivable                (814)     (244)
         Due from officer                        (32)      (32)
         Deferred tax asset                      557       752

    Increase (decrease) in:

         Bankers' acceptances payable            -      (1,489)
         Accounts payable                      1,074        23
         Accrued expenses                     (1,828)   (1,956)
         Deferred income taxes payable           -         145
          Settlement payable                    (300)     (900)
                                              ------    ------
    Total adjustments                          3,733       840
                                              ------    ------
         Net cash provided by
         operating activities                  3,315       233
                                              ------    ------

Cash flows (used in) investing activities:

    (Purchase) of furniture/equipment           (394)     (305)
    Decrease (Increase) in trademarks             35        (8)
                                              ------    ------
     Net cash (used in) investing
      activities                                (359)     (313)
                                              ------    ------



           See notes to condensed consolidated financial statements.


                           PENTECH INTERNATIONAL, INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (000's omitted)
                                  (unaudited)


                                               Six Months Ended
                                                   March 31,
                                               ----------------
                                             1998           1997
                                             ----           ----

Cash flows from financing activities:

    Net (decrease) in notes
      payable                                 $ (3,624)    $ (7,947)
    Issuance of Common Stock                       -             20
    Increase in additional paid in
      capital                                       19          943
                                                ------       ------
         Net cash (used in)
          financing activities                  (3,605)      (6,984)
                                                ------       ------
Net (decrease) in cash and
   cash equivalents                               (649)      (7,064)
                                                ------       ------
Cash and cash equivalents,
beginning of period                                649        7,064
                                                ------       ------
Cash and cash equivalents, end of period      $   -         $  -
                                               =======       ======

Supplemental disclosures of cash flow
information:

Cash paid during the period for:

    Interest                                 $    686      $   834






           See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended
                  March 31, 1998 and 1997 is unaudited.)

1.  Summary of significant accounting policies:

    Organization:

         Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Company ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc. to manufacture and distribute cosmetic pencils. During its fiscal year ended September 30, 1997, the Company decided to dispose of this product line. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends September 30.

    Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    Cash Equivalents:

         The Company considers all time deposits with a maturity of three months or less to be cash equivalents.

    Unaudited financial statements:

         All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at March 31, 1998 and the results of operations for the three and six month periods ended March 31, 1998 and 1997 and cash flows for the six months ended March 31, 1998 and 1997.

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended
                  March 31, 1998 and 1997 is unaudited.)

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



                         PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended
                    March 31, 1998 and 1997 is unaudited.)

Earnings per common equivalent shares:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted by the Company in December, 1997. The Company is required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded.

The following table sets for the computation of basic and diluted earnings per share:

                             Three months ended       Six months ended
                                  March 31,              March 31,
                             ------------------       ----------------
                              1998       1997        1998       1997
                              ----       ----        ----       ----

Numerator:
    Net (loss)            $(438,000)  $(661,000)  $(418,000)  $(607,000)
                           --------    --------    --------    --------
Numerator for basic and
  diluted earnings per
  share                   $(438,000)  $(661,000)  $(418,000)  $(607,000)
                          ==========  ==========  ==========  ==========

Denominator:
    Denominator for basic
      earnings per share -
      weighted average
      shares              12,530,258  12,496,758  12,517,592  11,496,758

Effect of dilutive
  securities:
    Employee stock
   options                  344,597     312,018     414,703     156,009
                          ---------   ---------   ---------   ---------

Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares and
  assumed conversions:    12,874,855  12,808,776  12,932,295  11,652,767
                          ==========  ==========  ==========  ==========

Basic and diluted (loss)
  per share                   $(.03)     $(.05)       $(.03)      $(.05)
                          ==========  ==========  ==========  ==========
                         PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended
                    March 31, 1998 and 1997 is unaudited.)


    Trademarks:

         Costs related to trademarks are being amortized over a five-year period on a straight-line basis.


2.  Notes payable, bank:

                                  March 31,              September 30,
                   Rate            1998        Rate          1997
                   ----           --------     ----      ------------
Notes payable     8.375%       $10,000,000     8.128%    $13,000,000
                  8.125%         1,000,000                      -

Notes payable     9.00 %         2,613,955      9.00%      4,238,066
                                 ---------                ----------

    Total                      $13,613,955               $17,238,066
                                ==========                ==========


    Notes payable as of March 31, 1998 and September 30, 1997 were advanced under a three year $30,000,000 Revolving Credit Agreement with BankAmerica Business Credit, Inc. ("BABC") (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement.

    The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios. The financial results of the current quarter caused the Company to be in technical violation of its tangible net worth covenant, which violation was waived by BABC.

3.  Shareholders' Equity:

    In December 1997 and January 1998, options to purchase an aggregate of 26,000 shares of Common Stock were exercised at $.75 per share resulting in the issuance of 26,000 shares of Common Stock and proceeds of $19,500.

4.  Contingency:

    At March 31, 1998, the Company was contingently liable for outstanding letters of credit of $303,370.

                         PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements (cont.) (The information for the three and six months ended March 31, 1998 and 1997 is unaudited.)


5.   Income taxes:
                            Three Months Ended  Six Months Ended
                              March 31, 1998     March 31, 1998
                            ------------------  ----------------
           Federal:
           Current                  $ (20,500)         $ (20,000)
           Deferred                  (184,000)          (176,000)

            State:
           Current                    (31,750)           (30,000)
           Deferred                   (31,750)           (30,000)
                                     --------           --------
                                    $(268,000)         $(256,000)
                                     ========           ========
    Income tax at Federal
      statutory rate applied to
      income before taxes           $(240,000)         $(229,000)

   Add:  state income taxes          (63,500)           (60,000)

   Less: effect of deduction of
      state income taxes for
           Federal purposes            35,500             33,000
                                     --------           --------

    Income tax (benefit)            $(268,000)         $(256,000)
                                     =========          =========

                           PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
             (The information for the three and six months ended
                    March 31, 1998 and 1997 is unaudited.)

    Significant components of the Company's deferred tax assets and liability as of March 31, 1998 and September 30, 1997 are as follows:

                                      March 31,    September 30,
                                        1998           1997
                                     ---------     -----------
Current deferred tax liability:
   State taxes on deferred
     federal items                 $  (108,044)   $  (149,823)
                                     ---------      ---------
Current deferred tax assets:
   Bad debts                       $    59,278    $    12,938
   Inventory reserve                   348,300        520,300
   Reserve for returns and
     allowances                         49,259        313,042
   Unicap                               12,813         12,813
   Cosmetics fixed asset reserve          -           123,410
                                      --------       --------
   Total current deferred
     tax assets                        469,650        982,503

Valuation allowance on current
  deferred tax assets                 (469,650)      (561,500)
                                      --------       --------

                                          -           421,003

   Net current deferred tax
     (liability) assets            $  (108,044)   $   271,180
                                   ============   ============

Long-term deferred tax liabilities:
   Depreciation                    $  (832,800)   $  (832,800)
                                   -----------    -----------
Long-term deferred tax assets:
   Reserve for litigation          $ 1,204,000    $ 1,290,000
   State net operating loss
     carryforwards                     310,700        310,700
                                     ---------      ---------
Total long-term deferred
  tax assets                         1,514,700      1,600,700

Valuation allowance on
  long-term deferred tax assets       (495,915)      (404,065)
                                     ---------       ---------
                                   $ 1,018,785    $ 1,196,635
                                     ---------      ----------
   Net long-term deferred tax
    assets                         $   185,985    $   363,835
                                   ============   ============

                         PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
             (The information for the three and six months ended
                    March 31, 1998 and 1997 is unaudited.)

6.  Paradise Settlement

    In October, 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $400,000 in February 1997, $500,000 in January 1997, and $200,000 of the minimum royalty. In addition, the note requires $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments were made in December 1997 and April 1998.

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

8.  Sale of Cosmetic Assets

    In November 1997, the Company entered into an agreement to sell fixed assets and inventory of its Cosmetics subsidiary to an outside company (significantly owned by a former employee) for its book value. In December 1997, $100,000 was received as a down payment, $150,000 received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provide that the principal be reduced by $150,000 a month commencing February 1998, until repaid. This note was paid in full in March 1998.

9.  Income from Lawsuit Settlement

    In March 1998, the Company executed a settlement agreement providing for the Company to receive a payment in the amount of $965,000, net of legal fees, which payment was received in April, 1998.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (1)  Material Changes in Results of Operations

    Net sales decreased in the three and six months ended March 31, 1998 3.4% and 8.7%, respectively, from the same periods a year ago. These decreases were primarily due to the success of the Company's licensed products and holiday programs in the prior year.

    Gross profit as a percentage of net sales decreased in the three and six months ended March 31, 1998 to 30.2% and 34.7% from 34.4% and 35.2%, respectively in the same 1997 periods. This was due to an aggressive program by the company to gain shelf space for some of its new products. In addition, one of the company's licensed products was used by a national office superstore as its lead icon causing significant returns from other office superstores adversely affecting gross profit. The company also had a large concentration of sales from its direct product offerings, which are sold at a lower gross profit. Finally, the company had a lower percentage of sales from its licensed products, which historically has had a higher gross profit.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales for the three and six month periods ended March 31, 1998 increased to 43.1% and 39.2%, respectively, from 35.1% and 33.6% in the same prior periods. This was due to incurring a similar level of fixed costs as in the prior year over a lower sales volume. In addition, the Company recorded a severance accrual associated with the termination of some high level employees. The company also incurred a higher bad debt expense as a result of two bankruptcies and higher advertising costs associated with in-store promotions. This was offset by a decrease in royalty expenses associated with the lower sales volume of the licensed products.

    For the second quarter ended March 31, 1998, the Company was awarded a Settlement in the amount of $965,000, net of legal fees. During the second quarter ended March 31, 1997, the Company wrote down the fixed assets of its Cosmetics operation approximately $687,000 to its net realizable value.

    For the three and six month periods ended March 31, 1998, interest expense decreased as compared to the same periods a year ago. This was due to lower interest rates and a lower outstanding balance.

    For the three and six months ended March 31, 1998, the net loss was $438,000 or $.03 per share and $418,000 or $.03 per share, respectively, as compared to a net loss of $661,000 or $.05 per share and $607,000 or $.05 per share for the same prior periods. The increase in income was primarily due to the income from the lawsuit settlement, the absence of a loss on Cosmetics offset by the lower sales volume, lower gross profit and higher SG&A.

    (2)  Material Changes in Financial Condition

    In January 1997, the Company entered into a three year $30,000,000 revolving credit facility with BankAmerica Business Credit Inc. ("BABC") (the "New Credit Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the New Credit Agreement. The New Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the New Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios. The financial results for the current quarter caused the Company to be in technical violation of its tangible net worth covenant, which violation was waived by BABC.

    The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments commencing January 1, 1998. The first quarterly payments were made in December 1997 and April 1998. The Note also required a prepayment of $400,000 as a result of tax benefits received by the Company. The Company does not anticipate any difficulty meeting this payment schedule.

    The Company initiated several actions to increase its liquidity. It established a policy obtaining thirty to sixty day open credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit.

    In January 1997, the Company completed a private offering of securities raising net proceeds of approximately $975,000.

    In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company (significantly owned by a former employee) for its book value. In December 1997, $100,000 was received as a down payment, $150,000 received at closing an a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provide that the principal be reduced by $150,000 a month commencing February 1998, until repaid. This note was paid in full in March, 1998.

    In March, 1998, the Company was awarded a Settlement in the amount of $965,000, net of legal fees.

    The Company is exploring its options with respect to software in order to be in compliance with year 2000. The Company does not expect the costs associated with this to be material.

    Working capital decreased $289,000 to $15,162,000 during the six months ended March 31, 1998.

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

                        PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

    On April 10, 1998, the Company terminated the action it filed in June 1997 described in the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1997, the only remaining action arising from a judgement holding the Company liable to Paradise Creations, Inc. ("Paradise") for patent infringement. The Company received a payment of $1,250,000, thereby partially offsetting its liability to Paradise, and all actions arising from the Paradise dispute have now been discontinued with prejudice.


Item 5.  Other Material Events.

    On March 27, 1998, the Company was informed by an attorney for a recently terminated executive that Mr. Norman Melnick had engaged in a conflict of interest which possibly violated Company policies and some laws. Several weeks earlier, at a meeting of the Board of Directors held on March 2, 1998, Mr. Melnick had formally notified the Company (after informally notifying counsel for the Company two weeks earlier) that his daughter was about to begin a stationery business attempting to sell stickers, stampers and musical pens. He advised the Board that he would not own any of this Company, but that he would assist his daughter in training and getting started. Mr. Melnick did not believe this created a conflict of interest, nor that it would interfere with his duties at Pentech, but he offered to resign as an officer and director of the Company. During its March 2, 1998 meeting, the Board of Directors established a Special Committee of disinterested directors (the "Committee") to conduct an independent investigation of this matter. To date, the Committee has held one meeting at which it interviewed Mr. Melnick about his activities. It learned that the activities were not material and at a very early stage. It did not appear that such limited activities under the circumstances violated any Company policies or laws. Following the interview, the Committee appointed counsel to further investigate this matter and report back to the Committee. This investigation is presently underway.


Item 6.  Exhibits and Reports on Form 8-K.

    (b)  None.

                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PENTECH INTERNATIONAL, INC.



Dated:  May 14, 1998            By: s/William Visone
                                William Visone, Vice President -
                                 Finance and Administration
                                (Duly authorized officer and
                                 Chief Financial Officer)




































WPDOCS\PTK\10Q-MAR.98