Form 10-Q
period 1998-06-30
PENTECH INTERNATIONAL INC
filed 1998-08-12
CIK 760461

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 3, 1998 there were 12,570,258 shares of common stock outstanding, par value $.01 per share.



                 Page 1 of 20.  There is no Exhibit Index.






                                   INDEX




Part I.  Financial Information:


     Item 1.   Financial Statements (unaudited).                       Page

     Condensed Consolidated Balance Sheets as of
     June 30, 1998 and September 30, 1997                               3-4


     Condensed Consolidated Statements of Operations for the
     three and nine months ended June 30, 1998 and 1997                   5


     Condensed Consolidated Statements of Cash Flows
     for the nine months ended June 30, 1998 and 1997                   6-7


     Notes to Condensed Consolidated Financial Statements              8-15


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation.                              16-18



Part II.  Other Information:

     Item 5.   Other Information.                                        19

     Item 6.   Exhibits and Reports on Form 8-K.                         19


Signature                                                                20

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         PENTECH INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                               (000's omitted)
                   (Substantially all pledged or assigned)

                                       June 30, 1998   September 30, 1997
                                       -------------   ------------------
                                        (unaudited)
     Current Assets:

     Cash                                $     56              $     649
     Accounts receivable, net of
      allowances for doubtful
      accounts of $138 at
      June 30, 1998 and
      $30 at September 30,
      1997                                 18,863                 16,293
     Inventories (Note 1)                  19,880                 18,481
     Income taxes receivable                  272                    422
     Prepaid expenses and other             1,626                  1,648
     Deferred tax asset (Note 5)              316                    271
                                           ------                 ------
     Total current assets                  41,013                 37,764
                                           ------                 ------

     Furniture and equipment (Note 1)       8,856                  8,895
      Less accumulated depreciation        (5,128)                (4,931)
                                           ------                 ------
                                            3,728                  3,964
                                           ------                 ------
     Other assets:

     Deferred tax assets, long-term
      (Note 5)                                234                    364
     Trademarks, net of amortization
      (Note 1)                                219                    270
     Due from officer                         174                    142
                                           ------                 ------
                                              627                    776
                                           ------                 ------
                                          $45,368                $42,504
                                           ======                 ======


See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                June 30, 1998        September 30, 1997
                                -------------        ------------------
                                (unaudited)
Current liabilities:
  Notes payable, bank
     (Note 2)                     $ 19,279                  $ 17,238
  Accounts payable                   2,412                     1,334
  Accrued expenses                   3,011                     3,441
  Settlement note payable (Note 6)     300                       300
                                    ------                    ------
  Total current liabilities         25,002                    22,313
                                    ------                    ------
Other liabilities:
  Royalty payable, long-term (Note 6)  200                       300
  Settlement note payable,
   long-term (Note 6)                2,100                     2,300
                                    ------                    ------
Commitments and contin-
gencies (Note 4)                     2,300                     2,600
                                    ------                    ------
Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding none

  Common stock, par value $.01 per
  share; authorized 20,000,000 shares;
  12,570,258 shares issued and
  outstanding at June 30, 1998 and
  12,504,258 shares issued and
  outstanding at September 30,
  1997, respectively                   126                       125

  Capital in excess of par           6,838                     6,789

  Retained earnings                 11,102                    10,677
                                    ------                    ------
                                    18,066                    17,591
                                    ------                    ------
                                   $45,368                   $42,504
                                    ======                    ======


         See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                                (unaudited)

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)

                         Three Months Ended        Nine Months Ended
                            June 30,                   June 30,
                         ------------------        -----------------
                           1998       1997          1998      1997
                           ----       ----          ----      ----

Net sales                $21,931   $21,333        $43,299   $44,725

Cost of sales             14,995    13,907         28,954    29,072
                          ------    ------         ------    ------

Gross profit               6,936     7,426         14,345    15,653
                          ------    ------         ------    ------
Selling, general and
 administrative expenses   5,213     5,520         13,590    13,373

(Income) from Lawsuit
  settlement (Note 9)          -         -           (965)        -

Loss on Cosmetics
 operation                     -         -              -       687

Interest expense             362       389          1,043     1,097

Interest (income)              -         -             (9)       (9)
                          ------    ------         ------    ------
                           5,575     5,909         13,659    15,148
                          ------    ------         ------    ------
Income before
 taxes                     1,361     1,517            686       505

Income taxes                 517       606            261       202
                          ------    ------         ------    ------
Net income                $  844    $  911         $  425    $  303
                          ======    ======         ======    ======

Net income per share
 basic and diluted
 (Note 1)                 $  .07    $  .07         $  .03    $  .03
                          ======    ======         ======    ======




         See notes to condensed consolidated financial statements.


                      PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                      June 30,
                                                  -----------------
                                                  1998          1997
                                                  ----          ----
Cash flows from operating activities:

     Net income                               $    425      $    303
                                                ------        ------

     Adjustments to reconcile net
     income to net cash (used in)
     operating activities:

     Depreciation and amortization                 699         1,007
     Sale of Cosmetic assets                       758             -

     (Increase) decrease in:
          Accounts receivable                   (2,655)       (4,482)
          Inventories                           (1,822)         (200)
          Prepaid expenses and other               (71)         (647)
          Income taxes receivable                  150           675
          Due from officer                         (32)          (32)
          Deferred tax asset                        85           390
     Increase (decrease) in:
          Bankers' acceptances payable               -        (1,489)
          Accounts payable                       1,078             5
          Accrued expenses                        (430)          (75)
          Deferred income taxes payable              -           156
          Settlement payables                     (300)       (1,000)
                                                ------        ------
     Total adjustments                          (2,540)       (5,692)
                                                ------        ------

     Net cash (used in) operating
          activities                            (2,115)       (5,389)
                                                ------        -------
Cash flows from investing activities:

     (Purchase) of furniture/equipment            (620)         (576)
     Decrease (Increase) in trademarks              51            (5)
                                                ------        -------
     Net cash (used in) investing activities      (569)         (581)
                                                ------        -------

         See notes to condensed consolidated financial statements.


                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's omitted)
                                (unaudited)

                                                  Nine Months Ended
                                                       June 30,
                                                  -----------------
                                                  1998          1997
                                                  ----          ----
Cash flows from financing activities:

     Net increase (decrease) in
       notes payable                             $ 2,041      $(2,014)
     Proceeds from the issuance
       of Common Stock                                50          963
                                                 -------       ------
     Net cash provided by (used in)
       financing activities                        2,091       (1,051)
                                                 -------      -------
Net (decrease) in cash
and cash equivalents                                (593)      (7,021)

Cash and cash equivalents,
beginning of period                                  649        7,064
                                                 -------       ------
Cash and cash equivalents, end of period         $    56     $     43
                                                 =======       ======
Supplemental disclosures of cash flow
information:

     Cash paid during the period for:

          Interest                               $ 1,031     $ 1,193










         See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
           (The information for the three and nine months ended
                   June 30, 1998 and 1997 is unaudited)

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

Unaudited Financial Statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1998, the results of operations for the three and nine month periods ended June 30, 1998 and 1997, and cash flows for the nine months ended June 30, 1998 and 1997.

Inventory and Cost of Sales:

     Inventory is stated at the lower of cost or market (first-in, first-out). Interim inventories are based on an estimated gross profit percentage by product, calculated monthly. Cost of Sales for imported products includes the invoice cost, duty, freight in,

                        PENTECH INTERNATIONAL, INC.
                             AND SUBSIDIARIES

     Notes to Condensed Consolidated Financial Statements (con't)
(The information for the three and nine months ended June 30, 1998 and 1997 is unaudited)


1.   Summary of significant accounting policies (con't):

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



                         PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements (Con't) (The information for the three and nine months ended
                    June 30, 1998 and 1997 is unaudited.)

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

     The following table sets for the computation of basic and diluted earnings per share:

                              Three months ended    Nine months ended
                                   June 30,             June 30,
                               1998       1997        1998       1997

Numerator:
     Net Income           $  844,000  $  911,000 $  425,000  $   303,000

Numerator for basic and
  diluted earnings per
  share                    $  844,000 $  911,000 $  425,000  $  303,000
                           ========== ========== ==========  ==========

Denominator:
     Denominator for basic
       earnings per share -
       weighted average
       shares             12,543,591  12,496,758  12,526,258  11,830,091

Effect of dilutive
  securities:
     Employee stock
     options                  256,782    383,243    362,063     231,754


Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares and
  assumed conversions:     12,800,373 12,880,001 12,888,321  12,061,845
                           ========== ========== ==========  ==========

Basic and diluted income
  per share                      $.07       $.07       $.03        $.03
                           ========== ========== ==========  ==========

                         PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements (Con't) (The information for the three and nine months ended
                    June 30, 1998 and 1997 is unaudited.)

2.   Notes payable, bank:


                     Rates  June 30, 1998  Rates  September 30, 1997
                     -----  -------------  -----  ------------------

Notes payable(a)  8.188% $11,000,000     8.128%   $13,000,000
                  8.125% $ 4,000,000
                    9.0% $ 4,279,409       9.0%   $ 4,238,066
                           ----------               ----------
                          $19,279,409              $17,238,066
                           ==========               ==========

   Notes payable as of June 30, 1998 and September 30, 1997 were advanced under a three year $30,000,000 Revolving Credit Agreement with BankAmerica Business Credit, Inc. ("BABC") (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement.

   The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios. The financial results of the current quarter caused the Company to be in technical violation of its tangible net worth and its interest coverage covenants, which violation was waived by BABC.

3. Shareholders' Equity:

   In December 1997, January 1998 and June 1998, options to purchase an aggregate of 66,000 shares of Common Stock were exercised at $.75 per share resulting in the issuance of 66,000 shares of Common Stock and proceeds of $49,500.

4. Contingency:

   At June 30, 1998, the Company was contingently liable for outstanding letters of credit of approximately $179,390.







                         PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements (Con't) (The information for the three and nine months ended
                    June 30, 1998 and 1997 is unaudited.)




5.    Income taxes:           Three Months Ended  Nine Months Ended
                                June 30, 1998        June 30, 1998
                               ------------------ -----------------

   Federal:
   Current                          $  34,000   $ 134,000
   Deferred                           361,000      65,000

   State:
   Current                             11,000      42,000
   Deferred                           111,000      20,000
                                       --------  --------
                                      $ 517,000 $ 261,000
                                       ========  ========
   Income tax at Federal statutory
   rate applied to income before
   taxes                            $ 463,000   $ 233,000

   Add:  state income taxes           122,000      62,000

   Less: effect of deduction of
   state income taxes for
   Federal purposes                   (68,000)    (34,000)
                                       --------   -------
   Income taxes                       $ 517,000 $ 261,000
                                       ========   =======

                        PENTECH INTERNATIONAL, INC.
                              AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements (con't) (The information for the three and nine months ended
                    June 30, 1998 and 1997 is unaudited.)

5.    Income taxes (con't):

   Significant components of the Company's deferred tax assets (liability) as of June 30, 1998 and September 30, 1997 are as follows:
                                         June 30,     September 30,
                                          1998              1997
                                         -------      -------------
Current deferred tax liability:
   State taxes on deferred
    federal items                       $ (143,538)    $ (149,823)
                                        ----------     ----------
Current deferred tax assets:
   Bad debts                            $   59,278     $   12,938
   Inventory reserve                       348,300        520,300
   Reserve for returns and
    allowances                             601,017        313,042
   Unicap                                   12,813         12,813
   Cosmetic fixed asset reserve               -           123,410
                                        ----------     ----------
   Total current deferred
    tax assets                           1,021,408        982,503

Valuation allowance on current
  deferred tax assets                     (561,500)      (561,500)
                                        ----------     ----------
                                        $  459,908     $  421,003
                                        ----------     ----------
   Net current deferred tax assets      $  316,370     $  271,180
                                        ==========     ==========
Long-term deferred tax liability:
   Depreciation                         $ (832,800)    $ (832,800)
                                        ----------     ----------
Long-term deferred tax assets:
   Reserve for litigation               $1,161,000     $1,290,000
   State net operating loss
    carryforwards                          310,700        310,700
                                        ----------     ----------
Total long-term deferred
  tax assets                             1,471,700      1,600,700

Valuation allowance on
  long-term deferred
  tax assets                              (404,065)      (404,065)
                                        ----------     ----------
                                        $1,067,635     $1,196,635
                                        ----------     ----------
   Net long-term deferred tax
    assets                              $  234,835     $  363,835
                                        ==========     ==========

                               PENTECH INTERNATIONAL, INC.
                                  AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements (con't) (The information for the three and nine months ended
              June 30, 1998 and 1997 is unaudited.)

6. Paradise Settlement:

   In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $400,000 in February 1997, $500,000 in January 1997, and $200,000 of the minimum royalty. In addition, the note requires $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments were made in December 1997, April 1998 and July 1998.

7. Private Placement:

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



                      PENTECH INTERNATIONAL, INC.
                            AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements (con't) (The information for the three and nine months ended
      June 30, 1998 and 1997 is unaudited.)


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

   (1)  Material Changes in Results of Operations

   Net sales increased in the three months ended June 30, 1998 2.8% from the same period a year ago as a result of the success of the children's activity products and an increase in sales to the office superstores. Net sales decreased for the nine months ended June 30, 1998 3.2% from the same period a year ago. This was due to larger sales of the Company's licensed products and additional holiday programs in the prior year.

   Gross profit as a percentage of net sales decreased in the three and nine months ended June 30, 1998 to 31.6% and 33.1% from 34.8% and 35%, respectively in the same 1997 periods. This was due to an increase in sales from its direct product offerings, which are sold at a lower gross profit. In addition, the Company had a lower percentage of its sales from licensed products, which historically offer higher gross profit margins. The Company also began an aggressive program to gain shelf space for some of its new products.

   Selling, general and administrative ("SG&A") expenses as a percentage of sales for the three months ended June 30, 1998 decreased to 23.8% from 25.9% in the same prior period. This was partially due to an aggressive cost reduction program begun in March 1998. This program has included reduced salaries at the senior management level and a reduction in the use of outside consultants. In addition, there was a decrease in royalty expenses associated with the lower sales volume of licensed products. SG&A expenses as a percentage of sales for the nine months ended June 30, 1998 increased to 31.4% from 29.9% in the same prior period. This was due to incurring a similar level of fixed costs as in the prior year over a lower sales volume. In addition, during the current nine month period the Company recorded a severance accrual associated with the termination of some high level employees. The Company also incurred a higher bad debt expense in the current nine month period as a result of the bankruptcies of two of its customers.

   For the three and nine months ended June 30, 1998, interest expense decreased as compared to the same periods a year ago. This was due to lower interest rates and a lower outstanding balance.

   For the three and nine months ended June 30, 1998, the net income was $844,000 or $.07 per share and $425,000 or $.03 per share, respectively, as compared to a net income of $911,000 or $.07 per share and $303,000 or $.03 per share for the same periods in the prior fiscal year. The decrease in income for the three months ended June 30, 1998 was primarily due to the lower gross profit. The increase in income for the nine months ended June 30, 1998 was due to the income from the lawsuit settlement and the absence of a loss on Cosmetics offset by higher SG&A expenses and a lower gross profit margin.

   (2)  Material Changes in Financial Condition

   In January 1997, the Company entered into a three year Credit Agreement with BABC. The amount of drawings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as described in the Credit Agreement. The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios. The Company was in technical violation of its tangible net worth and interest coverage covenants at June 30, 1998, which violation was waived by BABC.

   The Paradise Settlement requires $100,000 quarterly principal payments commencing January 1, 1998, which payments were made. The Company does not foresee any difficulty meeting its obligations pursuant to the Paradise Settlement.

   In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company (significantly owned by a former employee) for its book value. In December 1997, $100,000 was received as a down payment, $150,000 was received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. This note was paid in full in March 1998.

   In March 1998, the Company as part of the settlement of a lawsuit was awarded $965,000, net of legal fees.

   With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer equipment, telecommunications equipment, computer applications, manufacturing, distribution and business equipment will be Year 2000 compliant. Upon completion of that review, the Company will make a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences will have a material effect on the Company's business.
In addition, if necessary, upon completion of the assessment, the Company will develop a complete contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased the Year 2k compliant version of this software which should be operating by December 1998. The Company is also contacting its vendors and customers in order to assess any third party risk. The Company does not expect the costs associated with becoming year 2k compliant to be material and believes that it will be absorbed for the most part in its normal information technology budget.

   Working capital increased $560,000 to $16,011,000 during the nine months ended June 30, 1998.

   The Company anticipates that the Credit Agreement together with anticipated revenues from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

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

                        PART II.  OTHER INFORMATION


Item 5. Other Information.

   Regarding the potential conflict of interest involving Mr. Norman Melnick, Chairman of the Board of Directors of the Company, that was disclosed in the Company's Form 10-Q Quarterly Report for the period ended March 31, 1998, the Company established a Special Committee comprised of disinterested directors (the "Committee") to conduct an independent investigation. The Committee appointed counsel to assist it in its investigation. During the quarter, counsel completed its review and reported its findings to the Committee. The Committee met with Mr. Melnick and advised him of counsel's recommendation that it found no impropriety, but it recommended that Mr. Melnick disassociate with his daughter's company to avoid any appearance of impropriety. Mr. Melnick has voluntarily agreed to do so. Counsel also recommended that the Company adopt and implement a formal policy designed to reduce potential conflicts of interest in the future. At a meeting of the Board held on August 5, 1998, the Company adopted such a policy, which has been circulated to employees and has been included in the Company's Employee Policy Manual.


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

   3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration
        Statement No. 2-95102-NY of the Company ("Form S-18").

   3.2  The Company's By-Laws are incorporated by referenced to
        Exhibit 3.2 of Form S-18.

   10.1 The 1989 Stock Option Plan incorporated by reference to the Registration Statement No. 33-27009 ("Form S-8").

   10.2 The 1993 Stock Option Plan incorporated by reference to the 1992 Form 10-K.

   10.3 The 1995 Stock Option Plan incorporated by reference to the Registration Statement No. 333-30595 filed on Form S-8.

   27   Financial Data Schedule

(b)     Reports on Form 8-K.

   None.




                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PENTECH INTERNATIONAL, INC.




Dated:  August 12, 1998          By:   /s/ William Visone
                                 William Visone, Vice-President,
                                 Finance and Administration
                                 (Duly authorized officer)






























WPDOCS\PTK\10Q-JUN.98