Form 10-K
period 1998-09-30
PENTECH INTERNATIONAL INC
filed 1999-01-13
CIK 760461

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


Commission file No. 0-15374

                           PENTECH INTERNATIONAL INC.

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


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on December 21, 1998, was approximately
$7,408,269 based on the average of the bid and asked quotations of the registrant's Common Stock, par value $.01 share, as reported by NASDAQ on
December 21, 1998.

     On December 21, 1998, there were outstanding 12,570,258 shares of the registrant's Common Stock.

     The Proxy Statement of the registrant to be filed on or before January
29, 1999 is incorporated herein by reference.
                                  PART I


Item 1. BUSINESS.

     (a) Pentech International Inc. (the "Company") was formed in
April 1984 to design and market writing and drawing instruments and other stationery products. In November 1989, the Company formed a wholly-owned subsidiary, Sawdust Pencil Co. ("Sawdust"), to manufacture certain of the Company's writing instruments. The Company and its wholly-owned subsidiaries are collectively referred to herein as the "Company."

     (b) The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils, other writing instruments and activity kits, primarily to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. For financial information relating to this business segment, please refer to the financial statements contained elsewhere herein.

     (c) The Company's product line consists of pens, markers, pencils, activity products and miscellaneous products. These products compete on the basis of special features, packaging design, quality and price, or a combination of these characteristics. The Company believes its reputation and ability to develop innovative products and marketing programs for its products, through the industry experience and marketing expertise of its management, are principal success factors.

     The Company has also had an ongoing program to secure select license agreements with licensors of established trademarks to utilize with certain of the Company's products. The Company views its licenses as an important ingredient in offering a strong product line with strong consumer appeal.

     (i) The Company markets its product line on a direct basis as well as through approximately 100 independent, nonexclusive, sales representatives throughout the United States. Generally sales initiated by the sales representatives are made directly to retail chains including mass merchants, chain drug stores, grocery stores, warehouse clubs, and office supply super stores. The Company also has limited sales to the stationery, military and college store markets and some sales through distributors and wholesalers. Additionally, the Company sells its products in Canada, Europe, Mexico and other selected countries, generally through a variety of distribution arrangements.







     The percentages of revenues contributed by the following classes of products over the Company's last three fiscal years are as follows:


                                        Activity
Miscellaneous
           Pens   Markers   Pencils     Products      Products


FY 1996    21.1%   21.7%     36.4%        16.0%            4.8%
FY 1997    27.8%   19.2%     33.4%        14.4%            5.2%
FY 1998    18.8%   26.5%     42.0%        11.7%            1.0%

     (ii) The Company conducts market research to stay abreast of consumer trends and to gauge the demand for new writing instruments and related products. Once the Company identifies a product for marketplace introduction it either selects a suitable overseas manufacturer to manufacture the product or elects to manufacture the product itself.

     The Company's domestic pencil and marker manufacturing facility, Sawdust, is presently being utilized by the Company to manufacture a significant portion of the Company's writing instruments. Sawdust's capacity (on a two shift basis) is approximately $34,500,000 (wholesale value) of pencils, markers and other writing instruments.  During the Company's fiscal year ended
September 30, 1998 ("Fiscal 1998"), the Company manufactured approximately $23,926,000 wholesale value of products at Sawdust, which represents 69% of its current capacity and approximately 42%
of the Company's current sales requirements. During its fiscal year ended September 30, 1997 ("Fiscal 1997"), the Company manufactured 39% of the wholesale value of the products it sold.

     An important part of the product development process is packaging. The Company leverages its unique packaging style to reinforce its image as a marketer of modern, well-designed, high quality, and reasonably priced writing instruments and children's activity products.

     (iii) The Company utilizes foreign manufacturers to supply a large percentage of the products it sells. It acquires a majority of its products from contract manufacturers located in Taiwan, China, Korea, Italy, India and other foreign countries. Such products are manufactured to the Company's order. The Company generally acquires its imported products pursuant to purchase orders, which typically provide for delivery within 60 to 90 days after the order. Prior to fiscal 1997, the Company financed a large percentage of its purchases pursuant to letters of credit. The present policy is to establish with a majority of its vendors payment terms ranging from 30 to 60 days and finance the remainder pursuant to letters of credit.

     To date, the Company has experienced limited supply shortages with respect to these imported products. The Company has occasionally incurred additional costs by shipping goods into its warehouse via airfreight, as opposed to by ship when the manufacturers did not timely deliver products or the Company required faster delivery. The Company is unable to predict whether it will experience similar or more severe product shortages in the future. The Company has successfully developed alternative sources of supply for virtually all of its important items to ensure timely deliveries in the event of a disruption in deliveries due to a dispute with any overseas manufacturer or any other reason. The Company has achieved this through building Sawdust and developing multiple sources in Taiwan, China, Korea, Italy, India and other foreign countries. As a result, the loss of any one overseas manufacturer would probably not create any long-term disruptions in the Company's ability to ship its goods to its customers on a timely basis. Management believes that it is not now dependent, upon any one manufacturer for its product lines. It believes that products of quality comparable to its present products could, if necessary, be acquired from a variety of overseas manufacturers at comparable rates.

     The Company obtains raw materials for Sawdust from domestic and foreign suppliers. It has not faced material supply shortages, and it generally has multiple sources for most of its product requirements. Due to a determination by the United States International Trade Commission that certain manufacturers of Chinese pencils were dumping these pencils in the United States, the Company has been required to pay "Dumping Duties" to acquire pencils from certain of its Chinese suppliers of pencils. The Company has also been developing additional sources for its supply of certain of its pencils, which, to date, it has been successful in doing. In some instances, this has resulted in increased costs to the Company for the wood for its pencils. Recently, certain of the Company's Chinese suppliers of pencils and related products have been the subject of a redetermination which, in certain instances, increased the amount of Dumping Duties the Company has or may be required to pay. The Company has accrued for any additional duties which may arise from this redetermination.

     (iv) The Company generally markets its products under the individual product's name and either the Company's name or the trademark of one of its licensors. In the event opportunities present themselves which the Company determines are advantageous for it to import certain products in bulk on a private label basis
(i.e., store brand), the Company may capitalize on such opportunity. In such event, the Company may request an advance deposit from the customer before effecting such transaction, depending on the credit worthiness of the customer. This, historically, has been a small segment of the Company's business.

     The Company's marketing efforts include the development of special promotions in connection with purchases of merchandise by certain major chain stores. These promotions often feature advertising allowances, free goods and free displays or permit the sale of several of the Company's products at one favorable price. The funding for these special promotions is substantially derived from the revenues to be received from the sales themselves, and generally the Company is not required to allocate a large portion of its working capital to such efforts. The Company also has designed point of purchase product displays which it offers to its customers.

     The Company has entered into license agreements with entities such as Lucasfilm, Ltd (Star Wars), The Walt Disney Company (Mickey
Mouse and Winnie the Pooh), the NBA (National Basketball Association), the NHL (National Hockey League), the NFL (National Football League), and Coca-Cola Company, using these trademark names on the Company's products. In most situations, the licensor requires an advance royalty, a royalty against net sales for licensed products and a minimum royalty. Generally, the Company satisfies the minimum royalty; occasionally it does not. In such a case, the Company must pay the minimum royalty and possibly incur losses as a result thereof. The Company evaluates its licenses carefully and attempts to minimize such losses. These licenses have terms ranging from one to three years and are renewed by mutual consent from both parties.

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

     (vi)  The Company maintains a warehouse in North Brunswick,
NJ, for a portion of its inventory.

     Generally, the Company does not require any of its customers to post letters of credit or to advance any deposits on orders, except in certain instances, depending upon the creditworthiness of the customer, for special orders. The Company analyzes each special order customer independently to determine whether any deposits should be paid. The Company considers credit rating, location, and amount of order, among other factors, to determine whether a deposit is required. Normal credit terms are "net 30 days." The Company, in certain instances, follows the industry practice of "School Dating," which is the shipment of products from
May through August, for which payment is not due until September or
October. The Company reviews its credit practices regularly and currently attempts to insure 80% of its receivables through credit insurance. In the past, the Company has experienced a limited amount of bad debts from its customers, usually as a result of a bankruptcy. In such a case the Company's policy has been to liquidate its claims as promptly as reasonable under the circumstances. This has been further ameliorated since the Company obtained credit insurance. The Company believes it has sufficient resources to manage its credit functions.

     (vii) The Company's primary customers include major mass market retailers in the United States. In Fiscal 1998, one customer accounted for 12% of the Company's revenues. While the loss of this customer could have a material adverse impact upon the
Company in the short-term, the Company believes such impact would be minimized in the long-term since the Company could either reduce its expenses related to this customer or sell all or a portion of these products to other customers.

     Certain of the Company's customers include:

          -  Office Max            -  Walgreen Drug
          -  Walmart               -  Eckerd
          -  Target                -  Staples

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

     (viii) As of December 16, 1998 and December 11, 1997, the Company's backlog of firm written orders was approximately $1,600,000 and $2,100,000, respectively. This backlog is comprised of the normal delay between receipt and processing of orders and orders for delayed delivery. All orders were delivered or are expected to be filled within the applicable fiscal year.

     (x) The industry in which the Company is engaged is highly competitive. The Company competes with a large number of companies, including such well-known companies as Bic Pen Company,
Papermate, RoseArt Industries, Inc. and Newell. Some of the Company's competitors have far greater financial resources and sales. The Company generally competes on the basis of the special features of its products, quality, packaging design (which includes the individual product's name and the Company's name and logo or the trademark of one of the Company's licensors) and price.

     (xiii) As of November 30, 1998, the Company had approximately
208 employees. The Company's sales are made primarily by independent sales organizations which are compensated exclusively on a commission basis with commissions ranging from two and one half to seven percent. The Company does not anticipate a substantial increase in the number of its employees in the near future. The Company considers its relations with its employees to be good. In December 1992, the production and maintenance employees of the Company's wholly-owned subsidiary, Sawdust, voted to join Local 478 of the International Brotherhood of Teamsters (the "Union"). In the Company's fiscal year ended September 30, 1996 ("Fiscal 1996"), Sawdust renewed its labor agreement with the
Union for the benefit of these employees, which agreement expires
August 31, 1999.

     (d) The Company exported approximately 5.8% of its sales, primarily to customers in Canada, Europe and Mexico, during Fiscal
1998.

Item 2.  PROPERTIES.

     The Company's present executive offices are located at 195 Carter Drive, Edison, New Jersey 08817, where it occupies general office, sales and warehouse space of approximately 40,500 square feet pursuant to a five year lease, with an unaffiliated party, expiring March 1, 2003.

     The Company extended its lease for five years commencing
June
1, 1995 (the "Sawdust Lease") with an unaffiliated company for approximately 50,000 square feet for Sawdust's premises. These premises are located at 44 National Road, Edison, New Jersey 08817.
The Sawdust Lease, which is triple net, currently requires annual rental payment of $179,256 with yearly increment additions in each subsequent year of the Sawdust Lease's term. The Sawdust Lease contains an option to renew on terms providing for moderate increases in rent for up to an additional five years.

     The Company entered into a five year lease for a warehouse at
1101 Corporate Road, North Brunswick, New Jersey (the "Warehouse Lease") with an unaffiliated company for approximately 130,000 square feet, which commenced on September 1, 1995. The Warehouse Lease provides for annual base rent of approximately $436,000 per year.

     The Company entered into a year-to-year lease for a sales office in Madison, Wisconsin (the "Madison Lease"). The Madison Lease, which is with an unaffiliated party, is for approximately 1,885 square feet and commenced May 1, 1997. The Madison Lease calls for annual rental of $28,321, which increases by 3.5 percent each subsequent lease year until termination.

     The Company entered into a month-to-month lease for a studio at 75 Broad Street, Red Bank, New Jersey with an unaffiliated company for approximately 2,400 square feet which commenced on April 1, 1997. The Studio Lease provides for monthly rent of $3,600.

Item 3.  LEGAL PROCEEDINGS.

     In June 1997, the Company commenced an action against Cooper and Dunham LLP and Lewis H. Eslinger (collectively, "Defendants") in the Supreme Court of the State of New York and County of New York for legal malpractice, gross negligence, misrepresentation and breach of contract in connection with the adverse, multi-million dollar judgment resulting from a patent infringement case which the defendants had been retained to pursue. On April 10, 1998, the Company terminated this action and received a payment of $1,250,000. All actions arising from the patent infringement case have now been discontinued with prejudice.

     There are no other legal proceedings to which the Company is a party or known to be contemplated that are deemed material by the
Company at the present time, and the Company knows of no material legal proceedings pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     Not applicable.

                         PART II



Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.


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


                         High                          Low


1997

1st Quarter              1 3/16                          21/32
2nd Quarter              1 3/4                          1 1/16
3rd Quarter              2 7/16                         1 3/8
4th Quarter              3 1/16                         2 5/16


1998

1st Quarter              3 1/16                        2 1/2
2nd Quarter              2 31/32                       1 1/8
3rd Quarter              2                             1 1/8
4th Quarter              1 13/16                       15/16


     On December 24, 1998, the closing "bid" and "ask" prices for the Common Stock were $.78125 and $.8125 respectively, as reported by NASDAQ.

     (b) On December 22, 1998, the number of shareholders of record of the Common Stock was 449. The Company is aware that it has a substantial number of additional shareholders who hold their shares of Common Stock in "street name."

     (c) The Company has not declared a cash dividend in the past and is not permitted to do so without the consent of its lender.
See Item 7.  "Management's Discussion and Analysis of Financial
Condition and Results of Operations."


Item 6.  SELECTED FINANCIAL DATA

     The following summary of financial information should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K.



                       STATEMENT OF OPERATIONS DATA


                          Fiscal Years Ended September 30,
                          -------------------------------
                    1998     1997       1996      1995     1994
                    ----     ----       ----      ----     ----
                      ($ 000s omitted except per share amounts)

Net
sales          $ 57,485  $ 60,806   $ 61,679  $ 54,892  $ 62,136

Net (loss)
income           (3,504)      600     (5,317)   (1,059)    4,701

Basic and diluted
net (loss)
income
per share         ($.28)     $.05      ($.51)    ($.10)     $.40

Weighted
average
number
of shares
outstanding      12,537    12,297     10,497    10,661    11,855

Dividends             -         -          -         -         -


















                            BALANCE SHEET DATA


                               September 30,



                 1998    1997        1996      1995      1994
                 ----    ----        ----      ----      ----
                              ($ 000s omitted)


Working
 capital      $ 12,883 $ 15,452    $ 13,676  $ 16,928  $ 21,451

Total
 assets         41,583   42,503      48,189    44,518    42,558

Notes and
 bankers'
 acceptances
 payable
 (included
 in current
 liabil-
 ities)         18,618   17,238      22,841    17,011    11,023

Long-
 term
 debt            2,000    2,300       2,300        -          -


Share-
 holders'
 equity         14,758   17,591      16,028    21,345    26,479


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Fiscal 1998 Compared to Fiscal 1997

     Net sales for Fiscal 1998 were $57,485,045 as compared to $60,806,386 for Fiscal 1997, reflecting a decrease of $3,321,341 or approximately 5.5%. Sales from three of the Company's licensed products were down from the previous year as were sales from promotional and holiday programs. This was offset, in part, by the success of the children's activity products as well as commodity programs.

     In Fiscal 1998, the Company had a loss from operations of $2,339,443 as compared to income from operations of $2,155,227 in Fiscal 1997. The Company's gross profit of 28.1% in Fiscal 1998 decreased from 34.3% in Fiscal 1997. The Company's gross profit decreased principally due to the decline in licensee products which historically offer higher margins and to a lesser extent to an inventory write-down and the effect of a large return of promotional back-to-school products. The Company also made an investment to gain shelf space for its activity product line through aggressive pricing and various other promotions.

     The Company's selling, general and administrative ("SG&A") expenses increased during Fiscal 1998 to $18,474,161 from $17,988,791 in Fiscal 1997, reflecting an increase of $485,370. SG&A expenses as a percentage of sales also increased from 29.6% to
32.1%. The increase was primarily related to higher promotional costs associated with the Company's launch of its activity product line to new retail stores. The Company incurred higher bad debt expense as a result of bankruptcies of two customers. The Company also incurred additional costs for the development of products for two of its new licenses. Warehouse and freight expenses also increased as a percentage of sales due to a decline in the average order size as a result of increased sales to the office superstores. Finally, the percentage of SG&A expenses to revenues increased as a result of higher levels of fixed costs incurred but there was lower sales volume.

     In the second quarter of Fiscal 1998, the Company as part of the settlement of a lawsuit, was awarded $965,000, net of legal fees.

     During Fiscal 1998, the Company's average level of
short-term
borrowings remained unchanged from the prior year at
approximately
$16,000,000. This was due to the sale of assets, related to the cosmetic product line, plus the litigation settlement offset by an increase in inventory levels and the operating loss.  The
Company's
effective interest rate decreased from 8.7% to 8.4%.  In
addition,
interest incurred on the settlement note from the patent infringement lawsuit was lower than the prior year as a result of quarterly principal payments, which began in January 1998. As a result, the Company's interest expense decreased during Fiscal 1998 to $1,528,779 from $1,583,750.

     During Fiscal 1998, the Company increased its valuation allowance against its deferred tax assets from $965,565 to $2,614,202. The increase of $1,648,637 was recorded due to the uncertainty of the Company's ability to fully utilize federal and state net operating loss carryforwards.

     Based on the above, the Company recognized a net loss of $3,504,303 in Fiscal 1998 as compared to net income of $600,014 in
Fiscal 1997.

     Fiscal 1997 Compared to Fiscal 1996

     Net sales for Fiscal 1997 were $60,806,386 as compared to $61,679,499 for Fiscal 1996, reflecting a decrease of $873,113 or approximately 1.4%. Sales of the Company's children's activity and licensed products lines grew, but this was offset by declines in sales in some of its older product lines which the Company had been deemphasizing. The Company increased its sales through the office superstore channel which were offset by some softness with its traditional mass merchandiser channel.

     In Fiscal 1997, the Company had income from operations of $2,155,227 as compared to a loss from operations of $872,603 in Fiscal 1996. The Company's gross profit of 34.3% in Fiscal 1997 increased from 30.2% in Fiscal 1996. The Company's gross profit increased primarily due to improved product mix featuring less slower moving items, improved manufacturing costs, improved profitability of its cosmetic line (now discontinued) and higher gross profit on its licensed items.

     The Company's SG&A expenses decreased during Fiscal 1997 to $17,988,791 from $19,521,690 in Fiscal 1996, reflecting a decrease
of $1,532,899. SG&A as a percentage of sales also decreased from 31.7% to 29.6%. This decrease was primarily related to certain non-recurring expenses from the prior year including higher legal and consulting fees due to litigation during that year, a bankruptcy of a customer, higher warehouse costs due to relocation costs of its distribution center and certain relocation costs of key new hires. Offsetting these decreases were higher royalty fees for sales of licensed products and higher software costs used for the Company's computer operating system.

     In the second quarter of Fiscal 1997, the Company recorded a $687,000 write-down of its cosmetic line to its net realizable value. This was due to the Company's decision to dispose of this product line and focus on its core stationery line of products. As discussed in a subsequent section, the Company reached an agreement to sell this line of business in November 1997.

     During Fiscal 1997, the Company decreased its short-term borrowings to an average level of $16,080,000 from $18,507,000 in Fiscal 1996. This decrease was due to the decrease in the Company's inventory levels as well as to improved profitability. Offsetting the decline in average borrowings was an increase in interest annual rates under the terms of the Company's new financing arrangement which began in January of 1997. The Company's effective annual interest rate increased from 7.8% to 8.7%. In addition, the Company incurred higher interest costs due to interest on the settlement note payable resulting from settlement of the patent infringement case. As a result, the Company's interest expense increased during Fiscal 1997 to $1,583,750 from $1,447,499.

     During Fiscal 1997, the Company reduced its valuation
allowance against its deferred tax assets $277,626 from
$1,243,191
to $965,565 resulting in a net benefit from income taxes.

     Based on the above, the Company recognized net income of $600,014 in Fiscal 1997 as compared to a net loss of $5,317,408 in
Fiscal 1996.

     (b)  Liquidity and Capital Resources

     Cash and cash equivalents increased to $759,349 at September 30, 1998 from $648,812 at September 30, 1997. Accounts receivable decreased to $14,327,195 at September 30, 1998 from $16,293,286 at
September 30, 1997, primarily due to lower fourth quarter sales volume and stronger collection efforts. The Company believes that its allowance for doubtful accounts and its accrual for returns and advertising allowances are adequate given the Company's detailed review of its accounts receivable aging, its review of subsequent cash receipts, its use of credit limits and its on-going credit evaluation and account monitoring. In addition, the Company has credit insurance on most of its major accounts receivable. Inventory increased to $20,015,241 at September 30, 1998 from $18,480,924 the year before. This was due to lower than forecasted sales volume and the Company's decision to stock higher levels of certain commodity products. The decrease to $3,562,283 for equipment at September 30, 1998 from $3,963,831 at September 30, 1997 primarily reflects the sale of the fixed assets related to the
Company's cosmetics product line. Notes payable at September 30, 1998 were $18,618,186 as compared to $17,238,066 at September 30,
1997. This was primarily due to the increased inventory levels and funding of the operating loss.

     Net cash used in operating activities for the Fiscal 1998 was
$1,309,440 as compared to $2,352,104 for Fiscal 1997. This change was primarily due to the operating loss, and to a lesser extent, the decrease in accounts receivable and the increase in accounts payable offset by the increase in inventory.

     Cash used in investing activities during Fiscal 1998 of
$9,643
was lower than $911,897 in the prior year due to the decrease in fixed asset additions and the sale of the cosmetic assets.

     The cash provided by financing activities during Fiscal 1998 was $1,429,620 as compared to cash used in financing activities of
$3,150,995 in Fiscal 1997. The increase in cash provided by financing activities was primarily due to the increase in notes payable. As a result of these activities, cash and cash equivalents increased $110,537 during Fiscal 1998 as compared to a decrease of $6,414,996 during Fiscal 1997.

     The Company's working capital decreased to $12,882,941 at September 30, 1998 from $15,452,308 at September 30, 1997. This decrease was primarily due to the net loss incurred during Fiscal
1998.

     In January 1997, the Company entered into a three year $30,000,000 revolving credit facility with BankAmerica Business Credit, Inc. ("BABC") (the "Credit Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the Credit Agreement. The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the Credit Agreement, the
Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and minimum interest coverage ratios. The Company was in violation of its tangible net worth and interest coverage covenants at March 31, 1998, June 30, 1998 and September 30, 1998, but such violations were waived by BABC. In January 1999, the Company and BABC entered into an agreement to amend the original loan agreement (the "Amendment"). This amendment, among other things, reduced the revolving credit facility to $25,000,000, modified the financial covenants for Fiscal 1999 to allow the Company to be in compliance based upon the
Company's operating plan, lowered the maximum inventory advance and allowed for a seasonal over-advance.

     The note issued in connection with the legal settlement referred to above requires $100,000 quarterly principal payments through April 1, 2004.

     The Company continued several actions to increase its liquidity during Fiscal 1998. It established a policy of obtaining
30 to 60 days vendor credit to finance a majority of its purchases;
previously these purchases had been financed pursuant to letters of credit. It continues to reduce the number of items held in inventory and has taken steps to reduce its headcount.

     In the second quarter of Fiscal 1997, the Board of Directors voted to dispose of its cosmetics product line and to focus its efforts primarily on its writing instruments business. The main reason for this decision was to better utilize the Company's cash
flow towards its writing instruments business.   In November
1997,
the Company reached an agreement to sell the fixed assets and inventory of its cosmetics product line to Fun Cosmetics, Inc. ("Fun") (a company significantly owned by a former employee) for its net book value of $758,000. This amount was paid during Fiscal
1998. The Company also received 200,000 shares of Common Stock of
Fun.

     As a result of the seasonal nature of the Company's business, the Company's use of credit increases significantly in the months of May, June, July and August as the Company finances its inventory and receivables, and declines in September and October after collection of the invoices from its Back-to-School sales.

     The Company anticipates that its revolving credit line provided by the Credit Agreement, together with anticipated cash flow from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance current and future operations. The Company believes these resources are sufficient to support its operating expenses.

     With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer equipment, manufacturing, distribution and business equipment will be Year 2000 compliant. Upon completion of that review, the Company will make a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences will have a material effect on the Company's business. In addition, if necessary, upon completion of the assessment, the Company will develop a contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased the Year 2000 compliant version of this software and was placed in operation in December 1998. In addition, all telecommunications equipment and computer applications are Year 2000 compliant. The Company is also contacting its vendors and customers in order to asses any third party risk. The Company does not expect the costs associated with becoming Year 2000 compliant to be material and believes that it will be absorbed, for the most part, in its normal information technology budget.

     (c) Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks;
the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions;
the results of the Company's business plan and the impact on the Company of its relationship with its lender.

Item 8.  FINANCIAL STATEMENTS.

     This information is contained on pages F-1 through F-25 hereof.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



PART III


     The information required by this section will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before January 29, 1999.


                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a) (1)  Financial Statements
                                                            Page

Independent Auditors' Report............................    F-1

Consolidated Balance Sheets as of September 30, 1998 and
1997....................................................    F-2-3

Consolidated Statements of Operations for the
years ended September 30, 1998, 1997 and 1996 ..........    F-4

Consolidated Statements of Shareholders' Equity for
the years ended September 30, 1998, 1997 and 1996.......    F-5

Consolidated Statements of Cash Flows for the
years ended September 30, 1998, 1997, and 1996..........    F-6-7

Notes to Consolidated Financial Statements..............
F-8-27


     (a) (2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and
Reserves...............................................     F-28

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

3.2 The Company's By-laws incorporated by reference to Exhibit
          3.2 of Form S-18.

10.1      1989 Stock Option Plan incorporated by reference to
Exhibit
          4.2 to the Registration Statement No. 33-27009 on Form
S-8.

10.2 1993 Stock Option Plan incorporated by reference to Exhibit 4.1 to the Registration Statement No.
33-67802
          on Form S-8.

10.3      1995 Stock Option Plan is incorporated by reference to
          Exhibit 4.1 to the Registration Statement No. 333-30595 filed on Form S-8.

10.4      Loan and Security Agreement dated as of January 13,
1997,
          among the Company, Pentech Cosmetics, Inc., Sawdust
Pencil
          Co. and BankAmerica Business Credit, Inc. incorporated by
          reference to Exhibit 10.7 of the Company's Form 10-K
Annual
          Report for it fiscal year ended September 30, 1996.

10.5      Waiver and First Amendment to Loan and Security
          Agreement among the Company, Pentech Cosmetics, Inc.,
          Sawdust Pencil Co. and BankAmerica Business Credit,
          Inc. dated as of January 11, 1999.


10.6 Agreement for Sale and Purchase of Assets dated as of November 1997, among the Company, Pentech Cosmetics,
Inc.,
          Fun Cosmetics, Inc. and David Blau incorporated by reference to Exhibit 10.11 of the Company's Form 10-K Annual Report for its fiscal year ended September 30,
1997.

10.7      Settlement Agreement dated March, 1998 between the
Company,
          Cooper & Dunham, L.L.P. and Lewis H. Esligner.

10.8      Subsidiaries of the Company.

11.0      Consent of Ernst & Young LLP dated January 11, 1999.

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PENTECH INTERNATIONAL, INC.



January 12, 1999                   By:  s/David Melnick
                                        David Melnick,
                                        President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of
1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


s/ Norman Melnick   Chairman of the Board    January 12, 1999
Norman Melnick      of Directors


s/ David Melnick    President and Chief      January 12, 1999
David Melnick       Executive Officer and
                    Director (principal
                    operating officer)


s/ John F. Kuypers  Executive Vice President-
John F. Kuypers     Sales and Director       January 12, 1999


s/ Richard S. Kalin Secretary and Director   January 12, 1999
Richard S. Kalin


s/ Roy L. Boe       Director                 January 12, 1999
Roy L. Boe


s/ Robert K. Semel  Director                 January 12, 1999
Robert Semel


s/ William Visone   (principal accounting    January 12, 1999
William Visone       officer)



N:\ANNE\PTK\10K-98.10

                      REPORT OF INDEPENDENT AUDITORS



Board of Directors
Pentech International, Inc.


We have audited the accompanying consolidated balance sheets of Pentech International, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentech International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                        s/ERNST & YOUNG LLP
                                        ERNST & YOUNG LLP

MetroPark, New Jersey
December 21, 1998, except
for Notes 3 (b) and 13 as
to which the date is
January 11, 1999.






               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                              Assets (Note 3)

                                               September 30,
                                           1998            1997
                                           ----            ----
Current Assets:
  Cash and cash equivalents           $   759,349     $   648,812
  Accounts receivable, net
   of allowance for doubtful
   accounts ($128,814 and $30,087
   in 1998 and 1997, respect-
   ively)                              14,327,195      16,293,286
  Inventory (Note 2)                   20,015,241      18,480,924
  Income taxes receivable (Note 5)        448,087         422,446
  Deferred tax assets (Note 5)                  -         271,180
  Prepaid expenses and other            1,436,415       1,648,035
  Available-for-Sale Security
  (Notes 1 and 13)                        621,875               -
                                       ----------      ----------
Total current assets                   37,608,162      37,764,683
                                       ----------      ----------

Equipment:
  Equipment and furniture               8,934,327       8,895,443
  Less accumulated depreciation        (5,372,044)
(4,931,612)
                                       ----------      ----------
                                        3,562,283       3,963,831
                                       ----------      ----------
Other assets:
  Deferred tax assets, long term
  (Note 5)                                      -         363,835
  Trademarks, net of
   amortization                           239,530         269,708
  Due from officer                        173,512         141,512
                                       ----------      ----------
                                          413,042         775,055
                                       ----------      ----------
                                      $41,583,487     $42,503,569
                                       ==========      ==========







See accompanying notes.




                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                     Liabilities and Shareholders' Equity

                                              September 30,
                                          1998            1997
                                         -----            ----

Current liabilities:
  Notes payable (Note 3)              $18,618,186     $17,238,066
  Accounts payable                      2,455,073       1,333,605
  Accrued expenses (Note 11)            3,351,962       3,440,704
  Settlement note payable (Note 8)        300,000         300,000
                                       ----------      ----------
Total current liabilities              24,725,221      22,312,375
                                       ----------      ----------
Other liabilities:
  Royalty payable, long-term (Note 8)     100,000         300,000
  Settlement note payable,
   long-term (Note 8)                   2,000,000       2,300,000
                                       ----------      ----------
                                        2,100,000       2,600,000
                                       ----------      ----------
Commitments and contingencies
  (Note 6)
Shareholders' equity
  (Notes 1 and 4):
Preferred stock, par value
  $.10 per share; authorized
  500,000 shares; issued
  and outstanding, none                        -                -
Common stock, par value $.01
  per share; authorized 20,000,000
  shares; issued and outstanding
  12,570,258 and 12,504,258 in
  1998 and 1997, respectively             125,703         125,043
Capital in excess of par                6,837,983       6,789,143
Retained earnings                       7,172,705      10,677,008
Unrealized gain on available-for-
 sale security
 (Notes 1 and 13)                         621,875               -
                                       ----------      ----------
                                       14,758,266      17,591,194
                                       ----------      ----------
                                      $41,583,487     $42,503,569
                                       ==========      ==========
See accompanying notes.







                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations


                                  Year ended September 30,
                                1998          1997         1996
                                ----          ----         ----

Net sales (Note 9)         $57,485,045  $60,806,386  $61,679,499
Cost of sales               41,350,327   39,975,368   43,030,412
                            ----------   ----------   ----------
Gross profit                16,134,718   20,831,018   18,649,087

Selling, general and
 administrative expenses    18,474,161   17,988,791   19,521,690
Loss from cosmetics
 operation (Note 7)                  -      687,000            -
                            ----------   ----------   ----------
(Loss) income from
 operations                 (2,339,443)   2,155,227     (872,603)
                            ----------   ----------   ----------
Other (income) expense:
(Income) loss from
  litigation (Note 14)        (965,542)           -    4,433,920
 Interest expense            1,528,779    1,583,750    1,447,499
 Interest income               (33,392)      (9,660)     (39,661)
                            ----------   ----------   ----------
                               529,845    1,574,090    5,841,758
                            ----------   ----------   ----------
(Loss) income before
 taxes                      (2,869,288)     581,137   (6,714,361)

Income tax expense (benefit)
 (Note 5)                      635,015      (18,877)  (1,396,953)
                            ----------   ----------   ----------
Net (loss) income          $(3,504,303) $   600,014 $ (5,317,408)
                            ==========   ==========   ==========
Basic and diluted
 (loss) earnings per common
 share (Note 1)               ($.28)        $.05           ($.51)
                            ==========   ==========   ==========




See accompanying notes.










                                Pentech International, Inc. and Subsidiaries

                              Consolidated Statements of Shareholders' Equity
                               Years ended September 30, 1998, 1997 and 1996

                             Common Stock

                                                          Capital                Unrealized Gain
                            Number of Shares              in                     on Available-
                                                          Excess   Retained      for-Sale
                          Authorized  Issued     Amount   of Par   Earnings      Security
                          ----------  ------     ------   -------  --------      -------------
Balance, September
  30, 1995                20,000,000 10,496,758 $104,968 $5,845,781 $15,394,402   $       -
Net loss                                                             (5,317,408)
                          ---------- ----------  ------- ---------  ----------   -------------
Balance, September
  30, 1996                20,000,000 10,496,758  104,968 5,845,781  10,076,994             -
Issuance of Common
  Stock                               2,007,500   20,075   943,362

Net income                                                             600,014
                          ---------- ----------  ------- ---------  ----------   -------------
Balance, September
  30, 1997                20,000,000 12,504,258  125,043 6,789,143  10,677,008               -

Issuance of Common Stock                 66,000      660    48,840

Net loss                                                          (3,504,303)

Unrealized gain on
 available-for-sale
 security                                                                         621,875

Balance, September 30,    ---------- ----------  ------- ---------   ---------    ------------
  1998                    20,000,000 12,570,258 $125,703 $6,837,983 $ 7,172,705  $621,875
                          ========== ==========  ======= =========   =========    ============
See accompanying notes.

                   PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                             Year ended September 30,
                                       1998            1997       1996
Cash flows from operating            --------        --------     ---------
activities
Net (loss) income                 $ (3,504,303)   $   600,014    $(5,317,408)
Adjustments to reconcile
 net (loss) income  to net cash
 (used in) provided by
 operating activities:
  Depreciation and amortiza-
   tion                              1,042,795      1,099,627     1,044,920
  Provision for losses on
   accounts receivable                 134,974         15,401       401,620
  Paradise Settlement                        -              -     4,000,000
  Deferred income taxes                635,015        290,099      (699,701)
  Provision for loss from
   cosmetics operation                       -        687,000            -

  Change in assets and
   liabilities:
     Decrease (increase) in
      accounts receivable            1,746,117     (1,771,187)    (2,488,160)
    (Increase) decrease in
      inventory                     (1,957,743)      (152,916)     4,116,474
    Decrease (increase) in
      prepaid expenses and other       118,620       (605,228)       184,622
    (Increase) in due from
      officer                          (32,000)       (32,001)
         -
    (Decrease) in bankers'
      acceptances payable                    -     (1,488,757)      (353,228)
    Increase (decrease) in
      accounts payable               1,121,468       (331,698)      (789,706)
    (Decrease) increase in
      accrued expenses                 (88,742)      (386,426)       713,405
    (Decrease) in settlement
      payables                        (500,000)    (1,000,000)             -
    Change in income
      taxes payable/
      receivable                       (25,641)       723,968         676,627
                                      --------     ----------        ---------
    Net cash (used in) provided
      by operating
      activities                    (1,309,440)    (2,352,104)      1,489,465

See accompanying notes.


                   PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows (cont'd)

                             Year ended September 30,
                                       1998             1997      1996
Cash flows from investing              ----             ----      ----
 activities
Sale of cosmetics assets            758,426                 -        -
Purchase of equipment and
 furniture                         (697,884)         (793,006)    (488,176)
Increase in trademarks              (70,185)         (118,891)    (120,876)
                                    -------         ---------    ---------
 Net cash used in investing          (9,643)         (911,897)    (609,052)
 activities

Cash flows from financing
 activities
Net increase (decrease) in
 notes payable                    1,380,120        (4,114,432)   6,183,395
Proceeds from the issuance
 of Common Stock                     49,500           963,437

Net cash provided                 ---------         ---------    ----------
 by (used in) financing
 activities                       1,429,620        (3,150,995)   6,183,395
Net increase (decrease)           ---------         ---------    ---------
 in cash and cash equi-
 valents                            110,537        (6,414,996)   7,063,808

Cash and cash equivalents,
 beginning of year                  648,812         7,063,808            0

Cash and cash equivalents,        ---------         ---------    ---------
 end of year                     $  759,349        $  648,812   $7,063,808
                                  =========         =========    =========

Supplemental disclosures
 of cash flow information
Non-cash investing activities:
 Increase in fair value
  of available for
  sale equity security            $ 621,875
  Purchase of fixed assets by
   capital lease                                   $   72,050
  Cash paid during the
   year for:
   Interest                       $1,454,840        1,773,920   $1,319,958
   Income taxes                            -           30,931      140,000

See accompanying notes.


               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                            September 30, 1998

1.  Summary of Significant Accounting Policies

Organization

     Pentech International, Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Co. ("Sawdust"), was formed in November 1989. The Company and its subsidiary are engaged in the production, design, and marketing of writing and drawing instruments. In October 1993, the Company formed another wholly-owned subsidiary, Pentech Cosmetics, Inc., to manufacture and distribute cosmetic pencils. During Fiscal 1997, the Company decided to dispose of this product line. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils, other writing instruments and activity kits, primarily to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends September 30.

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











               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (cont'd)
                            September 30, 1998

1. Summary of Significant Accounting Policies (cont'd)

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

Revenue recognition

     Revenue is recognized upon shipment of product to the customer.

Fair Value of Financial Instruments.

     The fair value for cash and accounts receivable approximate carrying amounts due to the short maturity of these instruments.
The fair value amounts for notes payable approximate carrying amounts due to the variable interest rates.

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

(Loss) Earnings Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted by the Company in December 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earning per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.


                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (cont'd)
                              September 30, 1998

1.   Summary of Significant Accounting Policies (cont'd)

     The following table sets forth the computation of basic and diluted earnings per share:


                                   YEAR ENDED SEPTEMBER 30,
                               1998           1997         1996


Numerator:
 Net (loss) income         $(3,504,303)     $600,014   $(5,317,408)
                            ==========       =======     =========

Denominator:
 Denominator for basic
   earnings per share-
   weighted average
   shares                   12,537,258    12,297,124    10,496,758


Effect of dilutive
 securities:
 Employee stock
  options                            0       194,043            0
                            ----------    ----------     ----------
Denominator for diluted
 earnings per share -
 adjusted weighted
 average shares and
 assumed conversions:       12,537,258    12,491,167   10,496,758
                            ==========    ==========   ==========

Basic and diluted
 (loss) income
  per share                   ($.28)         $.05         ($.51)
                            ==========    ==========   ==========














                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (cont'd)
                              September 30, 1998

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

Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Stands Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No.130"), which is effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components
(revenues, expenses, gain, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the new requirements in
Fiscal 1999. The adoption of this statement would have resulted in the Company reporting $621,875 of additional comprehensive income to its existing net loss of $3,504,303, resulting in a net comprehensive loss of $2,882,428 for the fiscal year ended September 30, 1998.

     In June 1997, the Financial Accounting Standards Board
issued
Statement of Financial Accounting Standards No. 131 "Disclosures
about
Segments of an Enterprise and Related Information" which is
effective
for years beginning after December 15, 1997 and in June 1998, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 133 "Accounting for Derivative
Instruments
and Hedging Activities" which is effective for years beginning after
June 15, 1998.  The Company has completed its review of both SFAS
131
and SFAS 133 and has concluded that the adoption of these statements would not have any effect on the Company and its reporting.






                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (cont'd)
                              September 30, 1998


2.  Inventory
                                            1998           1997

Raw materials                           $ 6,634,833    $6,245,696
Work-in-process                           1,641,162     1,579,274
Finished goods                           12,849,246    11,865,954
Allowance for slow-
moving items                             (1,110,000)   (1,210,000)
                                         ----------    ----------
                                        $20,015,241   $18,480,924
                                         ==========    ==========

3.  Notes Payable

                                           1998            1997
Revolving line of credit
 interest payable monthly
 at prime plus .5% (9% at
 September 30, 1998 and 1997)           $ 4,618,186    $ 4,238,066

Revolving line of credit,
 interest payable monthly at
 libor plus 2.5% (ranging from 7.813%
 to 8.188% at September 30, 1998
 and 8.128% at September 30, 1997)       14,000,000    13,000,000
                                         ----------    ----------
                                        $18,618,186   $17,238,066
                                         ==========   ==========






















                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (cont'd)
                              September 30, 1998

3.  Notes Payable (cont'd)

     (a) In January 1997, the Company entered into a three year $30,000,000 Revolving Credit Agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). Borrowings under the Credit
Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Borrowing under the Credit Agreement accrues interest, at the Company's option, at either prime plus .5% or libor plus 2.5%.

     The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth, interest coverage ratios and cannot declare a cash divided without the consent of BankAmerica Business Credit, Inc. The Company was in violation of its tangible net worth and interest rate coverage covenants at March 31, 1998, June 30, 1998 and September 30, 1998.

     (b) On January 11, 1999, the Company and BABC further entered into an agreement to amend the original loan agreement ("the Amendment"). This amendment, among other things, waived compliance with the aforementioned violated covenants, reduced the revolving credit facility to $25,000,000, modified the financial covenants for
Fiscal 1999 to allow the Company to be in compliance based upon the current operating plan, lowered the maximum inventory advance and allowed for a seasonal over-advance.

     The weighted average interest rate during the periods on the outstanding short-term borrowings was 8.4% and 8.7% for fiscal years ended September 30, 1998 and 1997, respectively.

4.  Shareholders' Equity

Stock Options

     During Fiscal 1997, the Company granted options (outside of the plans discussed herein) covering in the aggregate 20,000 shares of common stock at an exercise price of $1.19 per share
(representing
fair market value at date of grant). In addition, 175,000 shares were cancelled.

     During Fiscal 1996, the Company granted options covering in the
aggregate 175,000 shares of common stock at an exercise price of $3.125 per share (representing fair market value at date of grant).
During these periods, no options were exercised. At September 30, 1998, 195,000 options remain outstanding at prices ranging from $1.19 to $3.125 per share, of which all are presently exercisable.



                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (cont'd)

4. Shareholders' Equity (cont'd)

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

                             PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements (Cont'd)
                                          September 30, 1998


4. Shareholders' Equity (cont'd)


     The table below presents option information for the 1989
Plan:

                   Year ended          Year ended             Year ended
                 Sept. 30, 1998       Sept. 30, 1997        Sept. 30, 1996
               Price range Shares    Price range Shares    Price range  Shares
               ----------- ------    ----------- ------    -----------  ------
Outstanding,
 beginning of
 year           $0.75       285,600   $3.125-7.875 351,000    $4.00-$7.875  392,000

Options granted  1.50-2.875 105,000    0.75        285,600    3.125         180,000

Cancelled        0.75       (72,000)   3.125-7.875 (351,000) 4.00-6.50      (221,000)

Exercised        0.75        (48,000)
                -----------  -------    -----------  -------- ----------    -------
Outstanding,
 end of year    $0.75-2.875  270,600    0.75        285,600   $3.125-7.875  351,000
                -----------  -------    ----------- -------   -----------   -------

Eligible for
 exercise
 currently      $0.75         51,200              -        -   $4.50-7.875  118,600
                ==========   =======    ===========  =======   ============ =======







                             PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements (cont'd)
                                          September 30, 1998

     4. Shareholders' Equity (cont'd)

          The table below presents option information for the 1993 Plan:

                   Year ended               Year ended         Year ended
                 Sept. 30, 1998           Sept. 30, 1997      Sept. 30, 1996
              Price range   Shares     Price range   Shares  Price Range    Shares
              -----------   ------     -----------   ------  -----------    ------
Outstanding,
 beginning of
 year         $0.75-5.50    440,500    $3.125-6.125  647,500  $4.50-6.125   668,750

Options
 granted               -          -     0.75 -0.875  385,500   3.125         20,000

Cancelled      0.75-4.50   (112,000)    3.125-6.125 (592,500)  4.50-6.125  (41,250)

Exercised      0.75        ( 18,000)
              ---------    -------      -----------  -------   -----------  -------
Outstanding,
 end of year  $0.75-5.50    310,500     0.75 -5.50   440,500  $3.125-6.125  647,500
               =========    =======     ===========  =======   ===========  =======

Eligible for
 exercise
 currently      $0.75-5.50     96,000     $4.50 -5.50   43,000 $4.50-6.125  301,500
                 =========    =======     ===========  =======  =========== =======







                              PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements (cont'd)
                                           September 30, 1998



4. Shareholders' Equity (cont'd)

     The table below presents option information for the 1995 Plan:

                       Year Ended                  Year Ended                Year Ended
                      Sept. 30, 1998              Sept. 30,1997            Sept. 30, 1996
                   Price range    Shares      Price range  Shares         Price range    Shares
                   -----------    ------      -----------  ------        -----------    ------
    Outstanding,
     beginning of
     year           $0.75-2.9375   123,000     $3.00          10,000             -           -

    Options granted  1.625-1.688     9,500      0.75-2.9375  123,000      $3.00         10,000

    Cancelled        1.4375-2.9375 (57,498)     3.00         (10,000)

    Exercised                   -        -                -        -             -           -
                    -------------   ------      -----------   -------         -----     ------
    Outstanding,
     end of year    $ 0.75-2.9375   75,002     $0.75-2.9375   123,000         $3.00     10,000
                     ============   ======      ===========   =======         =====     ======
    Eligible for
     exercise
     currently      $ 0.75-2.9375   29,750       1.4375        12,000            -           -
                     ===========    ======      ===========   =======         =====     ======







               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Cont'd)
                            September 30, 1998

4. Shareholders' Equity (cont'd)

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

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. This fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

     Risk-free interest rate                 4.34%
     Expected dividend yield                    0%
     Expected stock price volatility         .658%
     Expected life of options            3-5 years

     The weighted average fair value of options granted during Fiscal 1998 and Fiscal 1997 is $.74 and $.78 per share, respectively.

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



                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Cont'd)
                              September 30, 1998


4. Shareholders' Equity (cont'd)


                      Sept. 30, 1998     Sept. 30, 1997

              As reported   Pro forma  As reported Pro forma


Net (loss) income   ($3,504)  ($3,594)  $ 600     $ 491
(Loss) earnings
  per share         ($  .28)  ($  .29)  $ .05     $ .04

                 PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

                              September 30, 1998



5. Income Taxes


                           1998            1997         1996
                           ----            ----         ----
Expense/(Benefit)

Federal:
  Current            $        -        $(309,276)  $  (697,252)
  Deferred              349,002          273,730      (421,047)
State:
  Current                     -              300             -
  Deferred              286,013           16,369      (278,654)
                        -------          -------     ---------
                     $  635,015        $ (18,877)  $(1,396,953)
                        =======          =======     =========


     Reconciliations of the statutory federal income tax rate of 34% to the effective tax rates are as follows:

                             1998          1997          1996
                             ----          ----          ----
Statutory tax rate        (34.00%)       34.00%        (34.00%)
State income taxes, net
  of federal tax (benefit)
  expense                  (4.84%)        1.86          (6.00)
IRS audit adjustment                      5.32
Permanent differences                     1.37%          9.99
Increase (decrease) in
  valuation allowance      57.46%       (47.77%)        18.5%
Other                       2.14%        (6.65%)          .7%
                           ------        -----          -----
Effective tax rate         22.13%        (3.25%)       (20.80%)
                           ======        =====          =====










                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (Cont'd)
                               September 30, 1998
5. Income Taxes (cont'd)

    Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997 are as follows:

                                               September 30,
                                         1998               1997
                                         ----               ----
Current deferred tax liability:
  State taxes on deferred
   federal items                      $  (68,687)     $ (149,823)
                                          ------         -------
Current deferred tax assets:
  Bad debts                               55,390           12,938
  Inventory reserve                      477,300          520,300
  Reserve for returns and
   allowances                            303,528          313,042
  Unicap                                   7,787           12,813
  Cosmetics fixed asset reserve                           123,410
                                         -------          -------
  Total current deferred
   tax assets                            844,005          982,503
Valuation allowance on current
  deferred tax assets                   (775,318)       (561,500)
                                         -------          -------
                                          68,687          421,003
                                         -------          -------
  Net current deferred tax assets      $       -      $   271,180
                                         =======          =======
Long-term deferred tax liabilities:
  Depreciation                         $(932,290)     $ (832,800)
                                         -------          -------
Long-term deferred tax assets:
  Reserve for litigation               1,053,500        1,290,000
  State net operating loss
   carryforwards                         535,598          310,700

Federal net operating loss carry-
 forward                               1,182,076                -
                                       ---------        ---------
Total long-term deferred
  tax assets                           2,771,174        1,600,700
Valuation allowance on
  long-term deferred
  tax assets                          (1,838,884)        (404,065)
                                       ---------         --------
                                         932,290        1,196,635
                                       ---------        ---------
  Net long-term deferred tax
   assets                             $        -         $ 363,835
                                       =========          ========

               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Cont'd)
                            September 30, 1998

5. Income Taxes (cont'd)

     The Company has generated state net operating loss carryforwards of $5,951,094, which will expire in varying amounts beginning on September 30, 2001. The Company has also generated a federal net operating loss carry-forward of $3,476,694, which will expire on September 30, 2013.

     In 1996, the Company recorded a valuation allowance of $1,243,191 against deferred tax assets due to the uncertainty of its ability to recognize a full tax benefit for future payments against the litigation reserve and its ability to fully utilize the state net operating loss carry-forwards. In 1997, approximately $277,000 of the valuation allowance was recognized as a tax benefit. In 1998, the Company increased the valuation allowance to
$2,614,202 due to the uncertainty of its ability to fully utilize the federal and state net operating loss carry-forward.

6.  Commitments and Contingencies

Letters of Credit

    The Company was contingently liable for outstanding letters of credit of $53,520 at September 30, 1998.

Leases

    Rent expense for the years ended September 30, 1998, 1997 and 1996 amounted to $1,056,934, $1,024,491 and $940,650 respectively.

    In May 1990, the Company entered into a 60 month lease for manufacturing space. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains options to renew for two 60 month periods. The Company exercised its first option and extended the lease for an additional 60 months commencing in June 1995.

    In March 1993, the Company entered into a 60 month lease for office, warehouse and manufacturing space. The lease provides for all real estate taxes and operating expenses to be paid by the Company and it contains an option to renew for an additional 60 month period. In October 1997, the Company exercised its option to renew.

    In August 1995, the Company entered into a 60 month lease for its 130,000 square foot distribution center. The lease provides for all real estate taxes and operating expenses to be paid by the
Company and it contains two options to renew for two five year periods.


               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Cont'd)
                            September 30, 1998


6. Commitments and Contingencies (cont'd)

     Future minimum rental payments under operating leases are as follows:

     1999                 $785,364
     2000                  715,268
     Thereafter            413,368
                         ---------
                        $1,914,000
                         =========


Concentration of Labor

    In December 1992, the production and maintenance employees of the Company's wholly owned subsidiary, Sawdust, voted to join local
478 of the International Brotherhood of Teamsters (the "Union"). In the Company's fiscal year ended September 30, 1996 ("Fiscal 1996"), Sawdust renewed its labor agreement with the Union for the benefit of these employees, which agreement expires August 31, 1999. As of September 30, 1998, 49% of the Company's employees were members of the Union. The Company has maintained a favorable relationship with the union.


7. Loss from cosmetics operation:

    During the second quarter of 1997, the Board of Directors determined to discontinue its cosmetics operation and focus its efforts primarily on its writing instruments business. The loss from cosmetics operation reported in the second quarter reflects the write-down of certain assets of this operation to their estimated net realizable value (Note 13).















               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Cont'd)
                            September 30, 1998


8. Paradise Settlement


    In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000 at the date of signing, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the "Note") and enter into a five year non-exclusive license to sell such products for a 10% royalty, with an aggregate minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise the $500,000 at the date of signing in January 1997 and a required payment against the Note of $400,000 in February 1997. In addition, the Note required $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments were made in December 1997 and in April, July and October 1998. The Company also has paid $200,000 against the minimum royalty.


9.  Major Customer and Concentration of Credit Risk

     For the years ended September 30, 1998, 1997 and 1996, the Company had one customer who accounted for 12%, 13% and 11%, respectively, of net sales. Concentration of credit risk with respect to trade receivables is generally limited due to the Company's use of credit limits, credit insurance and ongoing credit evaluations and account monitoring procedures.


10.   401(k) Plan

    The Company adopted a defined contribution 401(k) plan effective April 1, 1993, covering substantially all employees not covered under a collective bargaining agreement. The plan provides employees an opportunity to make pre-tax payroll contributions to the plan. The plan was amended on April 1, 1996 to incorporate an employer discretionary match of 1/3 of the first 6% of employee contributions. For the years ended September 30, 1998, 1997, 1996 the Company contributed $32,558, $36,273 and $16,941, respectively.







               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Cont'd)
                            September 30, 1998

11.  Accrued Expenses
                                          September 30,
                                       1998         1997
                                       ----         ----
Accrued returns and advertising
  rebates                          $ 1,878,847   $1,833,450
Accrued royalties                      346,940      637,477
Other accrued expenses               1,126,175      969,777
                                     ---------    ---------
                                   $ 3,351,962   $3,440,704
                                     =========    =========
12.  Private Placement

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

13. Sale of Cosmetic Assets/Available-for-Sale Security

    In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company, Fun Cosmetics Inc. ("Fun") (significantly owned
by a former employee) for its net book value of $758,000 plus 200,000 shares of Fun. In December 1997, $100,000 was received as a down payment, $150,000 was received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9%
per annum. The terms of the note provided that the principal be reduced by $150,000 a month commencing February 1998, until paid. This note was paid in full in March 1998. At the time of sale, the
Company assigned no value to the shares received since the acquiring company was a start-up company with minimal assets and was still seeking financing. Since November 1997, Fun has raised additional equity and funding and has become a non-reporting company whose shares are listed on the NASD Electronic Bulletin Board. At September 30, 1998, the value of this stock (based on quoted market prices) was $3.11 a share. The price as of January 11, 1999 was $4.125 a share. The Company has the right to begin selling its shares in Fun in January 1999. However, due to the historically low level of trading activity, the number of shares the Company owns and the fact that the shares are unregistered, there is no assurance the Company will realize the current market value.


               PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Cont'd)
                            September 30, 1998

14. Income from Lawsuit Settlement:

    In June 1997, the Company commenced an action against Cooper and Dunham LLP and Lewis H. Eslinger (collectively, "Defendants") in the Supreme Court of the State of New York and County of New York for legal malpractice, gross negligence, misrepresentation and breach of contract in connection with the adverse, multi-million dollar judgment resulting from a patent infringement case which the defendants had been retained to pursue. On April 10, 1998, the Company terminated this action and received a payment of $1,250,000. All actions arising from the patent infringement case have now been discontinued with prejudice.

15. Fourth Quarter Results (unaudited)

    The results for the quarter ended September 30, 1998 was impacted by several events including a write down of inventory, a large return of promotional back to school products and, to a lesser extent, foreign exchange losses from its Canadian and European operations and the results of a sales and use tax audit.

    The gross profit for the fourth quarter was also effected by the decline in licensed products, including the effects from the National Basketball Association lockout.

16. Impact of Year 2000 (unaudited)

    With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer equipment, manufacturing, distribution and business equipment will be Year 2000 compliant. Upon completion of that review, the Company will make a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences will have a material effect on the Company's business. In addition, if necessary, upon completion of the assessment, the Company will develop a contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased the Year 2000 compliant version of this software which was placed in operation in December 1998. In addition, all telecommunications equipment and computer applications are Year 2000 compliant. The Company is also contacting its vendors and customers in order to asses any third party risk. The Company does not expect the costs associated with becoming Year 2000 compliant to be material and believes that it will be absorbed, for the most part, in its normal information technology budget.









                  PENTECH INTERNATIONAL, INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES

                 Years Ended September 30, 1998, 1997 and 1996


Column A                Column B     Column C   Column D     Column E
--------                --------     --------   --------     --------
                                       Charged
                          Balance at   to Costs               Balance
                          Beginning       and                 End of
Description               of Period    Expenses Deductions(1) Period


Year ended September
 30, 1998
Allowance for doubtful
 accounts                $   30,087  $  134,974   $36,247  $ 128,814
                          =========   =========   =======  =========
Allowance for slow
 moving items            $1,210,000  $  300,000  $400,000 $1,110,000
                          =========   =========   =======  =========
Valuation allowance
 for deferred taxes      $  965,565  $1,648,637         - $2,614,202
                          =========   =========   =======  =========
Year ended September
 30, 1997
Allowance for doubtful
 accounts                $  402,513  $   15,401  $387,827  $  30,087
                          =========   =========   =======  =========

Allowance for slow
 moving items            $1,386,000  $  400,000  $576,000 $1,210,000
                          =========   =========   ======= =========

Valuation allowance
for deferred taxes       $1,243,191  $  237,009  $514,635  $ 965,565
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

                               EXHIBIT INDEX



Exhibit 10.5   Waiver and First Amendment to Loan and Security
               Agreement among the Company, Pentech Cosmetics,
               Inc., Sawdust Pencil Co. and BankAmerica Business
               Credit, Inc. dated as of January 11, 1999.



Exhibit 10.7   Settlement Agreement dated March 1998 between the
               Company, Cooper & Dunham, L.L.P. and Lewis H.
               Eslinger.



Exhibit 21     Subsidiaries of the Company.



Exhibit 23.1   Consent of Ernst & Young LLP dated January 11,
               1999.