Form 10-Q
period 1998-12-31
PENTECH INTERNATIONAL INC
filed 1999-02-16
CIK 760461

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to                 .

Commission file number 0-15374

                       PENTECH INTERNATIONAL INC.
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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998:
12,570,258 shares of common stock, par value $.01 per share.

                                     INDEX




Part I.  Financial Information:


    Item 1.   Financial Statements (Unaudited).                  Page


    Condensed Consolidated Balance Sheets as of
    December 31, 1998 and September 30, 1998                     3-4


    Condensed Consolidated Statements of Operations for the
    three months ended December 31, 1998 and 1997                  5


    Condensed Consolidated Statements of Cash Flows
    for the three months ended December 31,
    1998 and 1997                                                6-7


    Notes to Condensed Consolidated Financial Statements        8-18


    Item 2.   Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations.                       19-21


Part II.  Other Information:


    Item 6.   Exhibits and Reports on Form 8-K                    22


Signatures                                                        23

                         PART I.  FINANCIAL INFORMATION

                           PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                (000's omitted)
                    (Substantially all pledged or assigned)


                                    December 31, 1998   September 30, 1998
                                       (unaudited)
    Current Assets:

    Cash                               $     345            $     759
    Accounts receivable, net of
      allowances for doubtful
      accounts of $35 at
      December 31, 1998 and $30
      at September 30,
      1998, respectively                   9,626               14,327
    Inventories (Note 1)                  19,302               20,015
    Income taxes receivable                 -                     448
    Prepaid expenses and other             1,542                1,436
    Deferred Tax Asset (Note 5)             -                    -
    Available-for-Sale Security (Note 7)     622                  622

    Total current assets                  31,437               37,607

    Furniture and equipment (Note 1)       8,980                8,934
     Less accumulated depreciation        (5,618)              (5,372)

                                           3,362                3,562

    Other assets:

    Deferred tax assets,
     long-term (Note 5)                     -                    -
    Trademarks, net of amortization
     (Note 1)                                236                  240
    Due from officer                         174                  174

                                             410                  414

                                       $  35,209            $  41,583




         See notes to condensed consolidated financial statements.


                      PENTECH INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's omitted)

                                December 31, 1998    September 30, 1998
                                     (unaudited)

Current liabilities:
  Notes payable, bank
    (Note 2)                         $ 15,050             $ 18,618
  Accounts payable                      1,759                2,455
  Accrued expenses                      1,983                3,352
  Settlement note payable (Note 6)        300                  300

    Total current liabilities          19,092               24,725

Other liabilities:
  Royalty payable, long-term (Note 6)      100                  100
  Settlement note payable,
    long-term (Note 6)                   1,900                2,000

                                         2,000                2,100

Commitments and contingencies
(Note 4)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none                                      -                    -

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 12,570,258 shares issued
  and outstanding at December 31, 1998
  and September 30, 1998, respectively    125                  125

  Capital in excess of par              6,838                6,838

  Retained earnings                     6,532                7,173

  Unrealized gain on available-for-
  sale security (Note 7)                  622                  622

                                       14,117               14,758

                                     $ 35,209             $ 41,583


           See notes to condensed consolidated financial statements.


                         PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)



                                     Three Months Ended
                                        December 31,

                                  1998               1997


Net sales                             $10,568            $10,888

Cost of sales                           7,297              6,646

Gross profit                            3,271              4,242

Selling, general and
 administrative expenses                3,538              3,862

Interest expense                          376                349

Interest (income)                          (2)                (1)

                                        3,912              4,210

(Loss) income before
 taxes                                   (641)                32

Income taxes                             -                    12

Net (loss) income                     $  (641)           $    20

Net (loss) income per
share-basic and diluted
(Note 1)                                $  (.05)           $    -




           See notes to condensed consolidated financial statements.

                           PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                Three Months Ended
                                                   December 31,

                                                1998         1997


Cash flows from operating activities:

     Net (loss) income                        $  (641)      $    20

     Adjustments to reconcile net
     income to net cash provided
     by operating activities:

     Depreciation and amortization                246           234
     Sale of Cosmetic assets                       -            758
     (Increase) decrease in:
         Accounts receivable                    4,701         5,582
         Note receivable                           -           (508)
         Inventories                              713          (520)
         Prepaid expenses and other              (106)           17
         Income taxes receivable/
              payable                             448          (237)

     Increase (decrease) in:
         Accounts payable                        (696)         (111)
         Accrued expenses                      (1,369)       (1,587)
         Deferred income
              taxes payable/receivable            -             249
         Settlement payable                      (100)         (100)
     Total adjustments
                                                3,837         3,777


         Net cash provided by
         operating activities                   3,196         3,797

Cash flows from investing activities:

    (Purchase) of furniture/equipment             (46)         (145)
     Decrease in trademarks                         4            16

         Net cash (used in)
         investing activities                     (42)         (129)



           See notes to condensed consolidated financial statements.


                        PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                  (Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                    1998          1997


Cash flows from financing activities:

    Net (decrease) in notes
     payable                                     $ (3,568)    $ (3,078)
    Proceeds from issuance of
        common stock                                 -               2

    Net cash (used in)
     financing activities                          (3,568)      (3,076)

Net (decrease) increase in cash
and cash equivalents                                 (414)         592

Cash and cash equivalents,
beginning of period                                   759          649

Cash and cash equivalents, end of period          $   345     $  1,241

Supplemental disclosures of cash flow
information and non-cash financing activities:

    Cash paid during the period for:

         Interest                                 $   456     $    345





           See notes to condensed consolidated financial statements.


                     PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)

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

    Unaudited financial statements:

         All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at December 31, 1998 and the results of operations and the statements of cash flows for the three month period ended December 31, 1998 and 1997.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)


1.  Summary of significant accounting policies (Cont'd):

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

    Revenue recognition:

         Revenue is recognized upon shipment of product to the customer.

    Fair Value of Financial Instruments:

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

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)

1.  Summary of significant accounting policies (Cont'd):


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

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)

1.  Summary of significant accounting policies (Cont'd):

    The following table sets for the computation of basic and diluted earnings per share:


                                Three months ended December 31,
                                 1998                    1997
Numerator:
    Net (loss) income        $  (641,000)           $    20,000


Numerator for basic and
  diluted earnings per share $  (641,000)           $    20,000


Denominator:
    Denominator for basic
      earnings per share -
      weighted average
      shares                  12,570,258             12,504,925

Effect of dilutive
  securities:
    Employee stock options        0                     484,810


Denominator for diluted
  earnings per share -
  adjusted weighted average
  shares and assumed
  conversions:                     12,570,258             12,989,735


Basic and diluted (loss)
  earnings per share              $  (.05)               $     -

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)

1.  Summary of significant accounting policies (Cont'd):


    Impact of Recently Issued Accounting Standards:

         In June 1997, the Financial Accounting Stands Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain, and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the new requirements in Fiscal 1999. For the quarter ended December 31, 1998 no additional comprehensive income was recognized (Note 7).

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

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)



                                  December 31,      September 30,
                                      1998              1998

2.  Notes Payable bank:
    Revolving line of credit
     interest payable monthly
     at prime plus .5% (8.25%
     at December 31, 1998 and
     9% at September 30, 1998)    $ 1,050,000        $ 4,618,000


    Revolving line of credit
     interest payable at maturity
     at libor plus 2.5% (ranging
     from 7.563% to 7.938% at
     December 31, 1998 and 7.813%
     to 8.188% at September 30,
     1998)                         14,000,000         14,000,000

                                   $15,050,000        $18,618,000


    (a) In January 1997, the Company entered into a three year Revolving Credit Agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Borrowing under the Credit Agreement accrues interest, at the Company's option, at either prime plus .5% or libor plus 2.5%.

         The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth, interest coverage ratios and cannot declare a cash divided without the consent of BankAmerica Business Credit, Inc. ("BABC"). The Company was in violation of its tangible net worth and interest rate coverage covenants at March 31, 1998, June 30, 1998 and September 30, 1998.




                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
         (The information for the three months ended December 31,
                       1998 and 1997 is unaudited.)


2.  Notes Payable Bank: (Cont'd)

    (b) On January 11, 1999, the Company and BABC amended the Credit Agreement (the "Amendment"). The Amendment, among other things, waived compliance with the aforementioned covenants, modified the financial covenants for Fiscal 1999 to allow the Company to be in compliance based upon its current operating plan, lowered the maximum inventory advance and allowed for a seasonal over-advance.

3.  Shareholders' Equity:

         In December 1997, options to purchase an aggregate of 2,000 shares of common stock were exercised at $.75 per share resulting in the issuance of 2,000 shares of common stock and proceeds of $1,500.

4.  Contingency:

         At December 31, 1998, the Company was contingently liable for outstanding letters of credit of $54,380.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)


5.   Income taxes:

                                       Three Months Ended
                                           December 31
                                       1998              1997

           Federal:
              Current               $ (186,000)    $     1,000
              Deferred                 186,000           8,000

            State:
              Current                  (58,000)          1,500
                   Deferred             58,000           1,500

                                    $     -        $    12,000

    Income tax at Federal
      statutory rate applied to
      income before taxes           $ (218,000)    $    11,000

    Add:  state income taxes           (58,000)          3,000

         Less: effect of deduction of
      state income taxes for
      Federal purposes                  32,000          (2,000)

    Less: effect of increase in
      valuation allowance              244,000               -

    Income taxes provided           $    -         $    12,000

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)

5.   Income taxes (Cont'd):

    Significant components of the Company's deferred tax assets and liability as of December 31, 1998 and September 30, 1998 are as
follows:
                                  December 31,   September 30,
                                      1998            1998
Current deferred tax asset
  (liability):
   State taxes on deferred
     federal items                $   99,848     $  (68,687)

Current deferred tax assets:
   Bad debts                          15,262         55,390
   Inventory reserve                 477,300        477,300
   Reserve for returns and
     allowances                      218,121        303,528
   Unicap                              7,787          7,787

   Total current deferred
     tax assets                      718,470        844,005

Valuation allowance on current
  deferred tax assets               (818,318)      (775,318)

                                     (99,848)        68,687

   Net current deferred tax assets  $      -       $     -

Long-term deferred tax liabilities:
   Depreciation                   $ (932,290)    $ (932,290)

Long-term deferred tax assets:
   Reserve for litigation          1,010,500      1,053,500
   State net operating loss
     carryforwards                   593,598        535,598
   Federal net operating loss
     carry forward                 1,368,076      1,182,076

Total long-term deferred
  tax assets                       2,972,174      2,771,174

Valuation allowance on
  long-term deferred tax assets   (2,039,884)    (1,838,884)

                                     932,290        932,290

   Net long-term deferred tax
    assets                        $     -        $     -

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)


6.  Paradise Settlement

    In Fiscal 1997, the Company entered into a settlement agreement with Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the "Note") and enter into a five year non-exclusive license to sell such products for a 10% royalty, with an aggregate minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid $500,000 at the date of signing in January 1997 and a required payment against the Note of 400,000 in February 1997. In addition, the Note required $100,000 quarterly principal payments commencing January 1, 1998 Quarterly principal payments were made in December 1997, April, July and October 1998 and January 1999. The Company also paid $300,000 against the minimum royalty.

7.  Sale of Cosmetic Assets/Available-for-Sale Security

    In November 1997, the Company entered into an Agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company, Fun Cosmetics Inc. ("Fun") (significantly owned by a former employee) for its net book value of $758,000 plus 200,000 shares of Fun. In December 1997, $100,000 was received as a down payment, $150,000 was received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provided that the principal be reduced by $150,000 a month commencing February 1998, until paid. This note was paid in full in March 1998. At the time of sale, the Company assigned no value to the shares received since the acquiring company was a start-up company with minimal assets and was still seeking financing. Since November 1997, Fun has raised additional equity and funding and has become a non-reporting company whose shares are listed on the NASD Electronic Bulletin Board. The value of this stock (based on quoted market prices) as of January 29, 1999 was $3.125 a share. The Company has the right to begin selling its shares in Fun in January 1999. However, due to the historically low level of trading activity, the number of shares the Company owns and the fact that the shares are unregistered, there is no assurance the Company will realize the current market value. For the quarter ended December 31, 1998, the Company did not recognize any additional comprehensive income.



                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                (The information for the three months ended
                 December 31, 1998 and 1997 is unaudited.)


8.  Impact of Year 2000

    With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer, manufacturing, distribution and business equipment will be Year 2000 compliant. Upon completion of that review, the Company will make a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences will have a material effect on the Company's business. In addition, if necessary upon completion of the assessment, the Company will develop a contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased and installed the Year 2000 compliant version of this software. In addition, all telecommunications equipment and computer applications are Year 2000 compliant. The Company is also contacting its vendors and customers in order to asses any third party risk. The Company does not expect the costs associated with becoming Year 2000 compliant to be material and believes that it will be absorbed, for the most part, in its normal information technology budget.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (1)  Material Changes in Results of Operations

    Net sales decreased in the three months ended December 31, 1998 2.9% compared to the same period in 1997. This decrease was primarily due to sales from its discontinued line of cosmetics products in the year ago period. Sales from its continuing product lines were up 6.5%, due to increases in its Color Club and basic product lines offset by a decrease in sales of licensed products primarily due to the NBA strike.

    Gross profit as a percentage of net sales decreased in the three month period ended December 31, 1998 to 30.9% from 39.0% for the three months ended December 31, 1997. This was due to the decline in sales of licensed products for which the Company historically obtained higher gross margins. In addition, a greater percentage of sales this year came from basic commodity items and direct import programs, which generate lower gross profit margins.

    Selling, general and administrative ("SGA") expenses as a percentage of sales decreased to 33.5% from 35.5% in the three months ended December 31, 1998 compared to that of the prior period. This was due to the inception of a cost reduction program as well as including a reduction in the head count. In addition, royalty costs declined due to the decrease in sales of licensed products.

    In addition, interest expense increased compared to that of the same period a year ago due to a higher outstanding loan balance this year.

    During the three months ended December 31, 1998, the Company incurred a net loss of $641,000, or $.05 cents per share, as compared to net income of $20,000, or $.00 per share, for the three months ended December 31, 1997. This was due to the decline in gross profit margins referred to above.

    (2)  Material Changes in Financial Condition

    In January 1998, the Company entered into a three year $30,000,000 revolving credit facility with BankAmerica Business Credit Inc. ("BABC") (the "New Credit Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the New Credit Agreement. The New Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the New Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios.

    In January 1999, the Company and BABC entered into an agreement to amend the original loan agreement (the "Amendment"). This Amendment, among other things, reduced the revolving credit facility to $25,000,000, modified the financial covenants, which it had violated during Fiscal 1998, for Fiscal 1999 to allow the Company to be in compliance based upon the Company's operating Plan, lowered the maximum inventory advance and allowed for a seasonal over-advance.

    The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments that commenced January 1, 1998 thru April 1, 2004. Quarterly principal payments were made in December 1997, April, July, October 1998 and January 1999. The Company does not anticipate any difficulty meeting this payment schedule.

    The Company continued several actions to increase its liquidity. It established a policy obtaining thirty to sixty day open credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit. It continues to reduce the number of items held in inventory, it has reduced the level of capital expenditures and has begun a cost reduction program.

    In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to Fun Cosmetics, Inc. ("Fun") (significantly owned by a former employee) for its net book value of $758,000. This amount was paid in Fiscal 1998. The Company also received 200,000 shares of Common Stock of Fun.

    Working capital decreased $537,000 to $12,345,000 at December 31, 1998. As a result of the seasonal nature of the Company's business, the Company's use of its credit facility increases significantly in the months of May, June, July and August as the Company finances its inventory and receivables, and declines in September and October after the collections of receivables from its Back-to-School sales. The change in financial position during the quarter ended December 31, 1998 reflects primarily this seasonality due to the decrease in receivables from the collection of its Back-to-School sales and a decline in inventory.

    The Company anticipates that its revolving credit line under the Credit Agreement together with anticipated revenues from operations, will be sufficient to provide liquidity on both a-short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

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

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.


         3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement. Statement No. 2-95102-
              NY of the Company.


         3.2  The Company's By-Laws incorporated by reference to
              Exhibit 3.2 to Form S-18.


         27   Financial Data Schedule.


(b)      Reports on Form 8-K.

         None.


                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PENTECH INTERNATIONAL, INC.



Dated: February 16, 1999     By:/s/ William Visone
                                William Visone,
                                Treasurer and Chief Financial
                                Officer


































N:\RSKLAW\PTK\10Q-DEC.98