Form 10-Q
period 1999-03-31
PENTECH INTERNATIONAL INC
filed 1999-05-12
CIK 760461

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

                                Yes  X           No

     The number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1999, was 12,570,258 shares of common stock, par value $.01 per share.

                   Exhibit Index is located on Page 23.

                                   INDEX





Part I.  Financial Information:


    Item 1. Financial Statements (Unaudited).                           Page


    Condensed Consolidated Balance Sheets as of
    March 31, 1999 and September 30, 1998                               3-4


    Condensed Consolidated Statements of Operations for the
    three and six months ended March 31, 1999 and 1998                    5


    Condensed Consolidated Statements of Cash Flows
    for the three and six months ended March 31,
    1999 and 1998                                                       6-7


    Notes to Condensed Consolidated Financial Statements               8-17


    Item 2. Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations.                                18-20


Part II.  Other Information:


    Item 6. Exhibits and Reports on Form 8-K.                      21

Signatures                                                               22

                         PART I.  FINANCIAL INFORMATION


                           PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                (000's omitted)
                    (Substantially all pledged or assigned)



                                  March 31, 1999   September 30, 1998
                                    (unaudited)
    Current Assets:

    Cash                            $   219           $   759
    Accounts receivable, net of
     allowances for doubtful
     accounts of $79 at
     March 31, 1999 and
     $30 at September 30,
     1998                               9,401             14,327
    Inventories (Note 1)               18,875             20,015
    Income taxes receivable                 -                448
    Prepaid expenses and other          1,472              1,436
    Deferred tax asset (Note 5)             -                  -
    Available for-Sale Security (Note 7)  353                622

     Total current assets              30,320             37,607

    Furniture and equipment (Note 1)    9,269              8,934
     Less accumulated depreciation     (5,864)            (5,372)
                                        3,405              3,562
    Other assets:

    Deferred tax assets, long-term
     (Note 5)                               -                  -
    Trademarks, net of amortization
     (Note 1)                             224                240
    Due from officer                      174                174

                                          398                414

                                      $34,123            $41,583



           See notes to condensed consolidated financial statements.

                           PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont.)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                (000's omitted)

                                 March 31, 1999    September 30, 1998
                                        (unaudited)

Current liabilities:
  Notes payable, bank
    (Note 2)                              $14,783        $18,618
  Accounts payable                          2,385          2,455
  Accrued expenses                          1,770          3,352
  Settlement note payable                     300            300

  Total current liabilities                19,238         24,725

Other liabilities:
  Royalty payable, long-term                   50            100
  Settlement note payable,
   long-term                                1,800          2,000

                                            1,850          2,100
Commitments and contingencies
(Note 4)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 12,570,258 shares issued
  and outstanding at March 31, 1999
  and September 30, 1998, respectively        125            125

  Capital in excess of par                  6,838          6,838

  Retained earnings                         5,719          7,173

  Unrealized gain on available-for-
   Sale Security (Note 7)                     353            622

                                           13,035         14,758

                                          $34,123        $41,583

           See notes to condensed consolidated financial statements.


                          PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (000's omitted except for per share amounts)
                                  (unaudited)


                        Three Months Ended          Six Months Ended
                             March 31,                  March 31,
                          1999      1998            1999      1998


Net sales               $9,187    $10,480         $19,755     $21,368

Cost of sales            6,088      7,312          13,385      13,958

Gross profit             3,099      3,168           6,370       7,410

Selling, general and
 administrative expenses 3,603      4,515           7,141       8,377

(Income) from Lawsuit
 Settlement (Note 9)         -       (965)              -        (965)

(Income) from Sale of
 Security (Note 7)          (14)        -             (14)          -

Interest expense            324        332             700         681

Interest (income)            (1)        (8)             (3)         (9)

                          3,912      3,874           7,824       8,084

(Loss) before taxes        (813)      (706)         (1,454)       (674)

Income tax (benefit)          -       (268)              -        (256)

Net (loss)               $ (813)   $  (438)        $(1,454)     $ (418)

Net (loss) per share     $ (.06)   $  (.03)        $  (.12)     $ (.03)
  basic and diluted
 (Note 1)








            See notes to condensed consolidated financial statements.

                           PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)

                                              Six Months Ended
                                                  March 31,
                                               1999      1998

Cash flows from operating activities:

    Net (loss)                              $(1,454)  $   (418)

    Adjustments to reconcile net
    loss to net cash provided by
     operating activities:

    Depreciation and amortization               492        466
    Sale of Cosmetic assets                       -        758

    (Increase) decrease in:
         Accounts receivable                  4,926      5,993
         Settlement receivable                    -       (965)
         Inventories                          1,140     (1,054)
         Prepaid expenses and other             (36)      (122)
         Income taxes receivable                448       (814)
         Due from officer                         -        (32)
         Deferred tax asset                       -        557

    Increase (decrease) in:

         Accounts payable                       (70)     1,074
         Accrued expenses                    (1,582)    (1,828)
          Settlement payable                   (250)      (300)

    Total adjustments                         5,068      3,733

         Net cash provided by
         operating activities                 3,614      3,315

Cash flows (used in) investing activities:

    (Purchase) of furniture/equipment          (335)      (394)
    Decrease in trademarks                       16         35

         Net cash (used in) investing
         activities                            (319)      (359)




            See notes to condensed consolidated financial statements.


                          PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (000's omitted)
                                   (unaudited)


                                               Six Months Ended
                                                   March 31,
                                               1999         1998


Cash flows (used in) financing activities:

    Net (decrease) in notes
      payable                               $ (3,835)    $ (3,624)
    Increase in additional paid in
      capital                                      -           19
         Net cash (used in)
          financing activities                (3,835)      (3,605)

Net (decrease) in cash and
   cash equivalents                             (540)        (649)

Cash and cash equivalents,
beginning of period                              759          649

Cash and cash equivalents, end of period    $    219     $      -


Supplemental disclosures of cash flow
information:

Cash paid during the period for:

    Interest                                $    782     $    686






            See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended
                  March 31, 1999 and 1998 is unaudited.)


1.  Summary of Significant Accounting Policies:

    Organization:

         Pentech International Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Company ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly-owned subsidiary, Pentech Cosmetics, Inc. to manufacture and distribute cosmetic pencils. During its fiscal year ended September 30, 1997, the Company decided to dispose of this product line. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends September 30.

    Principles of Consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    Cash Equivalents:

         The Company considers all time deposits with a maturity of three months or less to be cash equivalents.

    Unaudited Financial Statements:

         All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at March 31, 1999 and the results of operations for the three and six month periods ended March 31, 1999 and 1998 and cash flows for the six months ended March 31, 1999 and 1998.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended
                  March 31, 1999 and 1998 is unaudited.)


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

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended
                  March 31, 1999 and 1998 is unaudited.)

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

                           PENTECH INTERNATIONAL INC.
                               AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements (The information for the three and six months ended
                     March 31, 1999 and 1998 is unaudited.)


1.  Summary of significant accounting policies (Cont'd):

The following table sets for the computation of basic and diluted earnings per share:


                         Three months ended         Six months ended
                              March 31,                 March 31,
                          1999         1998        1999           1998

Numerator:
    Net (loss)        $  (813,000) $  (438,000)  $(1,454,000)  $  (418,000)

Numerator for basic and
  diluted earnings per
  share               $  (813,000) $  (438,000)  $(1,454,000)  $  (418,000)


Denominator:
    Denominator for basic
      earnings per share -
      weighted average
      shares           12,570,258   12,530,258    12,570,258    12,517,592

Effect of dilutive
  securities:
    Employee stock
   options                      -            -             -             -


Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares and
  assumed conversions:  12,570,258   12,530,258    12,570,258    12,517,592


Basic and diluted (loss)
  per share                 $(.06)       $(.03)        $(.12)        $(.03)

                            PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statements (The information for the three and six months ended
                      March 31, 1999 and 1998 is unaudited.)



                                             March 31,      September 30,
                                               1999             1998

2.  Notes Payable bank:
    Revolving line of credit
     interest payable monthly
     at prime plus .5% (8.25%
     at March 31, 1999 and
     9% at September 30, 1998)           $   783,000       $ 4,618,000


    Revolving line of credit
     interest payable at maturity
     at libor plus 2.5% (ranging
     from 7.43% to 7.75% at
     March 31, 1999 and 7.813%
     to 8.188% at September 30,
     1998)                                14,000,000        14,000,000

                                          $14,783,000       $18,618,000



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




                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended March 31,
                       1999 and 1998 is unaudited.)


2.  Notes Payable Bank: (Cont'd)


(b) On January 11, 1999, the Company and BABC amended the Credit Agreement (the "Amendment"). The Amendment, among other things, modified the financial covenants for Fiscal 1999 to allow the Company to be in compliance based upon its current operating plan, lowered the maximum inventory advance and allowed for a seasonal over-advance.

3.  Shareholders' Equity:

    In December 1997 and January 1998, options to purchase an aggregate of 26,000 shares of Common Stock were exercised at $.75 per share resulting in the issuance of 26,000 shares of Common Stock and proceeds of $19,500.

4.  Contingency:

    At March 31, 1999, the Company was contingently liable for outstanding letters of credit of $164,072.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
      (The information for the three and six months ended March 31,
                       1999 and 1998 is unaudited.)



5.   Income Taxes:
                                Three Months Ended  Six Months Ended
                                  March 31, 1999     March 31, 1999

    Federal:
           Current                  $ (252,000)        $ (450,000)
           Deferred                    252,000            450,000

    State:
           Current                     (73,000)          (131,000)
           Deferred                     73,000            131,000

                                    $     -            $     -

    Income tax at Federal
      statutory rate applied to
      income before taxes           $ (276,000)        $ (494,000)

    Add:  state income taxes           (73,000)          (131,000)

    Less: effect of deduction of
      state income taxes for
      Federal purposes                  24,000             44,000

    Less: effect of increase in
      valuation allowance              325,000            581,000

                                      $    -             $     -

                          PENTECH INTERNATIONAL INC.
                               AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements (The information for the three and six months ended
                     March 31, 1999 and 1998 is unaudited.)

5.   Income taxes (Cont'd):

    Significant components of the Company's deferred tax assets and liability as of March 31, 1999 and September 30, 1998 are as follows:

                                   March 31,     September 30,
                                      1999            1998
Current deferred tax asset
  (liability):
   State taxes on deferred
     federal items                $  207,336     $  (68,687)

Current deferred tax assets:
   Bad debts                          33,942         55,390
   Inventory reserve                 477,300        477,300
   Reserve for returns and
     allowances                      156,453        303,528
   Unicap                              7,787          7,787

   Total current deferred
     tax assets                      675,482        844,005

Valuation allowance on current
  deferred tax assets               (882,818)      (775,318)

                                    (207,336)        68,687

   Net current deferred tax assets $      -       $     -

Long-term deferred tax liabilities:
   Depreciation                   $ (932,290)    $ (932,290)

Long-term deferred tax assets:
   Reserve for litigation            946,000      1,053,500
   State net operating loss
     carryforwards                   608,598        535,598
   Federal net operating loss
     carry forward                 1,434,076      1,182,076

Total long-term deferred
  tax assets                       2,988,674      2,771,174

Valuation allowance on
  long-term deferred tax assets   (2,056,384)    (1,838,884)

                                     932,290        932,290

   Net long-term deferred tax
    assets                        $     -        $     -

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
            (The information for the three and six months ended
                  March 31, 1999 and 1998 is unaudited.)


6.  Paradise Settlement

    In Fiscal 1997, the Company entered into a settlement agreement with Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the "Note") and enter into a five year non-exclusive license to sell such products for a 10% royalty, with an aggregate minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid $500,000 at the date of signing in January 1997 and a required payment against the Note of $400,000 in February 1997. In addition, the Note required $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments were made in December 1997, April, July and October 1998, and January and April 1999. The Company also paid $300,000 against the minimum royalty.


7.  Sale of Cosmetic Assets/Available-for-Sale Security

    In November 1997, the Company entered into an Agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company, Fun Cosmetics Inc. ("Fun") (significantly owned by a former employee) for its net book value of $758,000 plus 200,000 shares of Fun. In December 1997, $100,000 was received as a down payment, $150,000 was received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provided that the principal be reduced by $150,000 a month commencing February 1998, until paid. This note was paid in full in March 1998. At the time of sale, the Company assigned no value to the shares received since the acquiring company was a start-up company with minimal assets and was still seeking financing. Since November 1997, Fun has raised additional equity and funding and has become a non-reporting company whose shares are listed on the NASD Electronic Bulletin Board. The value of this stock (based on quoted market prices) as of March 31, 1999 was $1.8125 a share. As of January 1999 the Company has the right to sell its shares in Fun. However, due to the historically low level of trading activity, the number of shares the Company owns and the fact that the shares are unregistered, there is no assurance the Company will realize the current market value.


                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
            (The information for the three and six months ended
                  March 31, 1999 and 1998 is unaudited.)

7.  Sale of Cosmetic Assets/Available-for-Sale Security (Cont'd):


                             Unrealized Gain on
                             Available-for-Sale Security

Beginning balance                 $622,000

Less: reclassification
  adjustment for gains
  realized                         (14,000)

  Net unrealized loss             (254,000)

Ending balance                    $353,000


8.  Impact of Year 2000

    With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer, manufacturing, distribution and business equipment will be Year 2000 compliant. Upon completion of that review, the Company will make a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences will have a material effect on the Company's business. In addition, if necessary upon completion of the assessment, the Company will develop a contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased and installed the Year 2000 compliant version of this software. In addition, all telecommunications equipment and primary computer applications are Year 2000 compliant. The Company is also contacting its vendors and customers in order to asses any third party risk. The Company does not expect the costs associated with becoming Year 2000 compliant to be material and believes that it will be absorbed, for the most part, in its normal information technology budget.


9.  Income from Lawsuit Settlement

    In March 1998, the Company executed a settlement agreement providing for the Company to receive a payment in the amount of $965,000, net of legal fees, which payment was received in April
1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


    (1)  Material Changes in Results of Operations

    Net sales decreased in the three and six months ended March
31, 1999 12.3% and 7.5%, respectively, from the same periods a year ago. These decreases were primarily due to sales from its discontinued line of cosmetics products in the year ago period. In addition, there was an increase in sales of the Company's Color Club Line and basic product lines, offset by a decrease in sales of licensed products primarily due to the NBA strike.

    Gross profit as a percentage of net sales increased for the three months ended March 31, 1999 to 33.7% from 30.2% in the same 1998 period. This was due to an aggressive program by the Company to gain shelf space for some of its new products in the prior year. Gross profit as a percentage of net sales decreased for the six months ended March 31, 1999 to 32.2% from 34.7% in the same 1998 period. This was due to the decline in sales of licensed products for which the Company historically obtained higher gross margins. In addition, a greater percentage of sales in the first six months came from basic commodity items and direct import programs, which generate lower gross profit margins.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales for the three and six month periods ended March 31, 1999 decreased to 39.2% and 36.1%, respectively, from 43.1% and 39.2% in the same prior periods. This was due to the Company's cost reduction program. In addition, royalty costs declined due to the decrease in sales of licensed products. Finally, in the prior year the Company recorded a severance accrual associated with the termination of some high level employees.

    For the three months ended March 31, 1999, interest expense decreased as compared to the same period a year ago. This was due to lower interest rates. For the six months ended March 31, 1999, interest expense increased as compared to the same period a year ago. This was due to a higher average outstanding loan balance this year.

    For the three and six months ended March 31, 1999, the net loss was $813,000 or $.06 per share and $1,454,000 or $.12 per share, respectively, as compared to a net loss of $438,000 or $.03 per share and $418,000 or $.03 per share for the same prior periods. Without inclusion of income from the lawsuit settlement recorded in the prior year, the Company's results for the current period reflect a reduced level of losses. This is largely due to increased gross profit in the second quarter of the current Fiscal year and reductions in SG&A.


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

    In January 1999, the Company and BABC entered into an agreement to amend the Credit Agreement (the "Amendment"). The Amendment, among other things, reduced the revolving credit facility to $25,000,000, modified the financial covenants (which had been violated by the Company during Fiscal 1998) for Fiscal 1999 to allow the Company to be in compliance based upon the Company's operating plan, lowered the maximum inventory advance and allowed for a seasonal over-advance.

    The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments that commenced January 1, 1998 and are scheduled through April 1, 2004. Quarterly principal payments were made in December 1997, April, July, October 1998, and January and April 1999.

    The Company continued several actions to increase its liquidity. It established a policy obtaining thirty to sixty day open credit to finance a majority of its purchases that historically had been financed pursuant to letters of credit. It continues to reduce the number of items held in inventory, has reduced the level of capital expenditures and has continued a cost reduction program.

    In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to Fun Cosmetics, Inc. ("Fun") (significantly owned by a former employee) for its net book value of $758,000. This amount was paid in Fiscal 1998. The Company also received 200,000 shares of Common Stock of Fun.

    Working capital decreased $1,800,000 to $11,082,000 at March 31, 1999. As a result of the seasonal nature of the Company's business, the Company's use of its credit facility increases significantly in the months of May, June, July and August as the Company finances its inventory and receivables, and declines in September and October after the collections of receivables from its Back-to-School sales. The change in financial position during the six months ended March 31, 1999 reflects primarily this seasonality due to the decrease in receivables from the collection of its Back-to-School sales and a decline in inventory.

    The Company anticipates that the Credit Agreement together with anticipated revenues from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

    With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer equipment, manufacturing, distribution and business equipment will be Year 2000 compliant. Upon completion of that review, the Company will make a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences will have a material effect on the Company's business. In addition, if necessary, upon completion of the assessment, the Company will develop a contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased the Year 2000 compliant version of this software which was placed in operation in December 1998. In addition, all telecommunications equipment and primary computer applications are Year 2000 compliant. The Company has also contacted its vendors and customers in order to assess any third party risk. The Company is prepared in cases where its main vendors cannot continue with its business due to Year 2000 problems to use alternate vendors. The Company does not expect the costs associated with becoming Year 2000 compliant to be material and believes that it will be absorbed, for the most part, in its normal information technology budget.


    (3)  Safe Harbor Statement

    Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. there include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.


            PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

    3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration
         Statement No. 33-16453 (the "Registration Statement").

    3.2  By-Laws of the Company incorporated by reference to
         Exhibit 3.2 of the Registration Statement.

    27   Financial Data Schedule.


    (b)  Reports on Form 8-K.

    During the quarter ended March 31, 1999, the registrant did not file any reports on Form 8-K.

                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PENTECH INTERNATIONAL INC.



Dated:  May 12, 1999         By:s/William Visone
                             William Visone, Vice President -
                             Finance and Administration
                             (Duly authorized officer and
                             Chief Financial Officer)

































N:\RSKLAW\PTK\10Q-MAR.99
                               EXHIBIT INDEX



Exhibit


27       Financial Data Schedule







































N:\RSKLAW\PTK\10Q-MAR.99