Form 10-Q
period 1999-06-30
PENTECH INTERNATIONAL INC
filed 1999-07-27
CIK 760461

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 26, 1999 there were 12,570,258 shares of common stock outstanding, par value $.01 per share.

                              Page 1 of 21.

                        There is no Exhibit Index.

                                   INDEX



                                                              Page

Part I.  Financial Information:


     Item 1.   Financial Statements (unaudited).

     Condensed Consolidated Balance Sheets as of
     June 30, 1999 and September 30, 1998                     3-4


     Condensed Consolidated Statements of Operations for the
     three and nine months ended June 30, 1999 and 1998         5


     Condensed Consolidated Statements of Cash Flows
     for the nine months ended June 30, 1999 and 1998         6-7


     Notes to Condensed Consolidated Financial Statements    8-16


     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operation.                    17-19



Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.               20


Signature                                                      21




                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          PENTECH INTERNATIONAL INC.
                               AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                               (000's omitted)
                   (Substantially all pledged or assigned)


                                       June 30, 1999   September 30, 1998
                                        (unaudited)
     Current Assets:

     Cash                                  $   -            $   759
     Accounts receivable, net of
      allowances for doubtful
      accounts of $79 at
      June 30, 1999 and
      $30 at September 30,
      1998                                  21,302           14,327
     Inventories (Note 1)                   16,410           20,015
     Income taxes receivable                   -                448
     Prepaid expenses and other              1,660            1,436
     Deferred tax asset (Note 5)               -                -
     Available-for-Sale Security (Note 7)      325              622

     Total current assets                   39,697           37,607

     Furniture and equipment (Note 1)        9,299            8,934
      Less accumulated depreciation         (6,160)          (5,372)
                                             3,139            3,562
     Other assets:

     Deferred tax assets, long-term
      (Note 5)                                 -                -
     Trademarks, net of amortization
      (Note 1)                                 233              240
     Due from officer                          174              174
                                               407              414

                                           $43,243          $41,583



          See notes to condensed consolidated financial statements.

                     PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                June 30, 1999        September 30, 1998
                                 (unaudited)
Current liabilities:
  Notes payable, bank
     (Note 2)                         $19,691              $18,618
  Accounts payable                      3,528                2,455
  Accrued expenses                      3,022                3,352
  Settlement note payable (Note 6)        300                  300

  Total current liabilities            26,541               24,725

Other liabilities:
  Royalty payable, long-term (Note 6)      50                  100
  Settlement note payable,
   long-term (Note 6)                   1,600                2,000

                                        1,650                2,100
Commitments and contin-
gencies (Note 4)

Shareholders' equity (Note 3):

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding none

  Common stock, par value $.01 per
  share; authorized 20,000,000 shares;
  12,570,258 shares issued and
  outstanding at June 30, 1999 and
  September 30, 1998, respectively        125                  125
  Capital in excess of par              6,838                6,838

  Retained earnings                     7,764                7,173

  Unrealized gain on Available-for-
   Sale Security (Note 7)                 325                  622

                                       15,052               14,758

                                      $43,243              $41,583

         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL INC.
                       AND SUBSIDIARIES
                          (unaudited)

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)

                         Three Months Ended        Nine Months Ended
                              June 30,                 June 30,

                           1999       1998          1999      1998


Net sales                $25,472   $21,931         $45,228  $43,299

Cost of sales             16,976    14,995          30,361   28,954

Gross profit               8,496     6,936          14,867   14,345

Selling, general and
 administrative expenses   6,093     5,213          13,234   13,590

(Income) from Lawsuit
  settlement (Note 9)        -          -              -       (965)

Loss (income) from Sale
 of Security (Note 7)         11        -               (2)     -

Interest expense             347       362           1,047    1,043

Interest (income)            -         -                (3)      (9)

                           6,451     5,575          14,276   13,659

Income before
 taxes                     2,045     1,361             591      686

Income taxes                 -         517             -        261

Net income               $ 2,045   $   844         $   591  $   425


Net income per share
 basic and diluted
 (Note 1)                $   .16    $  .07         $   .05   $  .03




        See notes to condensed consolidated financial statements.

                          PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)

                                                  Nine Months Ended
                                                      June 30,

                                                    1999     1998

Cash flows from operating activities:

     Net income                                   $  591    $  425

     Adjustments to reconcile net
     income to net cash (used in)
     operating activities:

     Depreciation and amortization                   788       699
     Sale of Cosmetic assets                          -        758

     (Increase) decrease in:
          Accounts receivable                     (6,975)   (2,655)
          Inventories                              3,605    (1,822)
          Prepaid expenses and other                (224)      (71)
          Income taxes receivable                    448       150
          Due from officer                            -        (32)
          Deferred tax asset                          -         85
     Increase (decrease) in:
          Accounts payable                         1,073     1,078
          Accrued expenses                          (330)     (430)
          Settlement payables                       (450)     (300)

     Total adjustments                            (2,065)   (2,540)

     Net cash (used in) operating
          activities                              (1,474)   (2,115)

Cash flows from investing activities:

     (Purchase) of furniture/equipment              (365)     (620)
     Decrease in trademarks                            7        51

     Net cash (used in) investing activities        (358)     (569)





           See notes to condensed consolidated financial statements.

                          PENTECH INTERNATIONAL INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (000's omitted)
                                  (unaudited)

                                                  Nine Months Ended
                                                       June 30,

                                                    1999      1998

Cash flows from financing activities:

     Net increase in notes
       payable                                    $ 1,073  $ 2,041
     Proceeds from the issuance
       of Common Stock                                -         50

     Net cash provided by
       financing activities                         1,073    2,091

Net (decrease) in cash
and cash equivalents                                 (759)    (593)

Cash and cash equivalents,
beginning of period                                   759      649

Cash and cash equivalents, end of period            $ -     $   56

Supplemental disclosures of cash flow
information:

     Cash paid during the period for:

          Interest                                $ 1,142  $ 1,031










           See notes to condensed consolidated financial statements.

                       PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
           (The information for the three and nine months ended
                   June 30, 1999 and 1998 is unaudited)

1.   Summary of significant accounting policies:

          Organization:

               Pentech International Inc. (the "Company") was formed in April 1984. A wholly owned subsidiary, Sawdust Pencil Co. ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. In October 1993, the Company formed a wholly owned subsidiary, Pentech Cosmetics, Inc. ("Cosmetics"), to manufacture and distribute cosmetic pencils. During its fiscal year ended September 30, 1997, the Company decided to dispose of this product line. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's fiscal year ends September 30.

          Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

          Cash Equivalents:

               The Company considers all time deposits with a maturity of three months or less to be cash equivalents.

          Unaudited Financial Statements:

          All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at June 30, 1999, the results of operations for the three and nine month periods ended June 30, 1999 and 1998, and cash flows for the nine months ended June 30, 1999 and 1998.

          Inventory and Cost of Sales:

               Inventory is stated at the lower of cost or market (first-in, first-out). Interim inventories are based on an estimated gross profit percentage by product, calculated monthly. Cost of Sales for imported products includes the

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statements (The information for the three and nine months ended
                  June 30, 1999 and 1998 is unaudited)


1.   Summary of significant accounting policies (cont'd):


          invoice cost, duty, freight in, display and packaging costs. Cost of domestically manufactured products includes raw materials, labor, overhead and packaging costs.

          Equipment and Depreciation:

               Equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Major improvements to existing equipment are capitalized. Expenditures for maintenance and repairs, which do not extend the life of the assets, are charged to expense as incurred.

          Trademarks:

               The costs thereof are being amortized over a five-year period on a straight-line basis.

          Revenue recognition:

               Revenue is recognized upon shipment of product to the customer.

          Fair Value of Financial Instruments:

               The fair value for cash and accounts receivable approximates carrying amounts due to the short maturity of these instruments. The fair value amounts for notes payable approximate carrying amounts due to the variable interest rates.

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




                         PENTECH INTERNATIONAL INC.
                              AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements
                (The information for the three and nine months ended
                   June 30, 1999 and 1998 is unaudited.)

1.   Summary of significant accounting policies (Cont d):


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

          Earnings per share:

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted by the Company in December, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                       PENTECH INTERNATIONAL INC.
                           AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements
          (The information for the three and nine months ended
                   June 30, 1999 and 1998 is unaudited.)


1.  Summary of significant accounting policies (Cont d):

Earnings per share (Cont d):


    The following table sets forth the computation of basic and diluted earnings per share:


                                Three months ended       Nine months ended
                                     June 30,                 June 30,
                                 1999       1998         1999         1998

    Numerator:
   Net Income                 $2,045,000  $  844,000  $  591,000   $  425,000

    Numerator for basic and
      diluted earnings per
      share                   $2,045,000  $  844,000  $  591,000   $  425,000


    Denominator:
      Denominator for basic
      earnings per share -
      weighted average
      shares                  12,570,258  12,543,591  12,570,258   12,526,258

    Effect of dilutive
      securities:
      Employee stock
      options                 -         256,782      37,140      362,063


    Denominator for diluted
      earnings per share -
      adjusted weighted
      average shares and
      assumed conversions:   12,570,258  12,800,373  12,607,398   12,888,321


    Basic and diluted
   income per share           $      .16  $      .07  $      .05   $      .03

                           PENTECH INTERNATIONAL INC.
                               AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Th           e information for the three and nine months ended
Jun                   e 30, 1999 and 1998 is unaudited.)


2. Notes payable, bank:
                                 June 30, 1999    September 30, 1998


     Revolving line of credit
      interest payable monthly
      at prime plus .5% (8.25%
     at June 30, 1999 and 9%
     at September 30, 1998)         $ 5,961,000            $ 4,618,000


     Revolving line of credit
      interest payable at maturity
      at libor plus 2.5% (7.5%
      at June 30, 1999 and ranging
      from 7.813% to 8.188% at
      September 30, 1998)             14,000,000                  14,000,000

                                     $19,961,000                 $18,618,000


(a) In January 1997, the Company entered into a three year Revolving Credit Agreement (the Credit Agreement ) with BankAmerica Business Credit, Inc. ( BABC ). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Borrowing under the Credit Agreement accrues interest, at the Company s option, at either prime plus .5% or libor plus 2.5%.

          The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth, interest coverage ratios and cannot declare a cash dividend without the consent of BABC.
     The Company was in violation of its tangible net worth and interest rate coverage covenants at March 31, 1998, June 30, 1998 and September 30, 1998.

              On January 11, 1999, the Company and BABC amended the Credit Agreement (the Amendment ). The Amendment, among other things, modified the financial covenants for Fiscal 1999 to

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
              (The information for the three and nine months ended
                   June 30, 1999 and 1998 is unaudited.)

2.   Notes payable, bank (Cont d):

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

4.   Contingency:

             At June 30, 1999, the Company was contingently liable for outstanding letters of credit of approximately $107,247.

     5.   Income taxes:       Three Months Ended  Nine Months Ended
                            June 30, 1999        June 30, 1999


          Federal:
          Current                $ 633,000           $183,000
          Deferred                (633,000)          (183,000)

          State:
          Current                  184,000             53,000
          Deferred                (184,000)           (53,000)

                                $    -              $    -

          Income tax at Federal
            statutory rate applied to
            income before taxes $  695,000           $201,000

          Add: state income taxes  184,000             53,000

          Less: effect of deduction of
            state income taxes for
            Federal purposes       (62,000)           (18,000)

     Less: effect of decrease in
          Valuation allowance     (817,000)          (236,000)

          Income taxes           $    -              $    -


                    PENTECH INTERNATIONAL INC.
                           AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements
        (The information for the three and nine months ended
                June 30, 1999 and 1998 is unaudited.)


 5.    Income taxes (Cont d):

      Significant components of the Company's deferred tax assets and liability as of June 30, 1999 and September 30, 1998 are as follows:

                                           June 30,     September 30,
                                             1999           1998
 Current deferred tax assets
   (liability):
    State taxes on deferred
     federal items                       $  258,328      $  (68,687)
     Bad debts                               33,942          55,390
    Inventory reserve                       477,300         477,300
    Reserve for returns and
     allowances                             234,461         303,528
    Unicap                                    7,787           7,787

    Total current deferred tax assets     1,011,818         775,318

 Valuation allowance on current
    deferred tax assets                  (1,011,818)       (775,318)



    Net current deferred tax assets      $    -         $    -

 Long-term deferred tax assets
    (liability):
    Depreciation                         $ (932,290)    $  (932,290)
    Reserve for litigation                  817,000       1,053,500
    State net operating loss
     carryforwards                          482,598         535,598
    Federal net operating loss
     carry forward                          999,076       1,182,076

 Total long-term deferred tax assets      1,366,384       1,838,884

      Valuation allowance on
   long-term deferred tax assets         (1,366,384)     (1,838,884)

    Net long-term deferred tax assets   $     -        $     -

                      PENTECH INTERNATIONAL INC.
                            AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements
          (The information for the three and nine months ended
                  June 30, 1999 and 1998 is unaudited.)


6.     Paradise Settlement:

       In Fiscal 1997, the Company entered into a settlement agreement with Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the
   Note ) and enter into a five year non-exclusive license to sell such products for a 10% royalty, with a minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise $500,000 at the date of signing in January 1997 and a required payment against the Note of $400,000 in February 1997. In addition, the Note required $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments were made in December 1997, April, July and October 1998, and January, April, and June 1999. The Company also paid $300,000 against the minimum royalty.

  7.  Sale of Cosmetic Assets/Available-for-Sale Security

      In November 1997, the Company entered into an agreement to sell fixed assets and inventory of its Cosmetics subsidiary to an outside company, Fun Cosmetics, Inc. ( Fun ) (significantly owned by a former employee) for its net book value of $758,000 plus 200,000 shares of Fun. In December 1997, $100,000 was received as a down payment, $150,000 received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provided that the principal be reduced by $150,000 a month commencing February 1998, until repaid. This note was paid in full in March 1998. At the time of the sale, the Company assigned no value to the shares received since the acquiring company was a start-up company with minimal assets and was still seeking financing. Since November 1997, Fun has raised additional equity and funding and has become a non-reporting company whose shares are listed on the NASD Electronic Bulletin Board. The value of this stock(based on quoted market prices) as of June 30, 1999 was $1.625 a share. Due to the historically low level of trading activity, the number of shares the Company owns and the fact that the shares are unregistered, there is no assurance the Company will realize the current market value.






                       PENTECH INTERNATIONAL INC.
                            AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
           (The information for the three and nine months ended
                   June 30, 1999 and 1998 is unaudited.)


7.     Sale of Cosmetic Assets/Available-for-Sale Security (Cont d)


                                Unrealized Gain on
                                Available-for-Sale Security


Beginning balance                    $622,000

Less: reclassification
  Adjustment for gains
  realized                             (2,000)

  Net unrealized loss                (295,000)

Ending balance                       $325,000



8.     Impact of Year 2000

       With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer, manufacturing, distribution and business equipment will be Year 2000 compliant by August, 1999. The Company is in the process of making a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences (if any) will have a material effect on the Company s business. In addition, if necessary upon completion of the assessment, the Company will develop a contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased and installed the Year 2000 compliant version of this software. In addition, all telecommunications equipment and primary computer applications are Year 2000 compliant. The Company is also contacting its vendors and customers in order to assess any third party risk. The Company does not expect the costs associated with becoming Year 2000 compliant to be material and believes that it will be absorbed, for the most part, in its normal information technology budget.

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

  (1)  Material Changes in Results of Operations

  Net sales increased in the three and nine months ended June
30, 1999 16.1% and 4.4%, respectively, from the same periods a year ago. These increases were as a result of the success of the Company s new licenses and further market penetration of the children's activity product line.

  Gross profit as a percentage of net sales increased in the three months ended June 30, 1999 to 33.3% from 31.6% in the same 1998 period. This was due to an aggressive program by the Company to gain shelf space for some its new products in the prior year. Gross profit as a percentage of net sales decreased for the nine months ended June 30, 1999 to 32.8% from 33.1% in the same 1998 period. This was due to a greater percentage of sales in the first six months from its basic commodity and direct import programs, which are sold at a lower gross profit.

  Selling, general and administrative ("SG&A") expenses as a percentage of sales for the three months ended June 30, 1999 slightly increased to 23.9% from 23.8% in the same 1998 period. This was due to an increase in royalties resulting from sales from three new licenses. SG&A expenses as a percentage of sales for the nine months ended June 30, 1999 decreased to 29.3% from 31.4%.
This was due to the Company s cost reduction program. In addition, the Company recorded a severance accrual associated with the termination of some high level employees in the prior nine month period.

  For the three months ended June 30, 1999, interest expense decreased as compared to the same period a year ago. This was due to lower interest rates and a lower outstanding balance due to the Company's inventory reduction program. For the nine months ended June 30, 1999, interest expense slightly increased as a result of a higher average outstanding balance this year which began at the start of the Fiscal year.

  For the three and nine months ended June 30, 1999, the net income was $2,045,000 or $.16 per share and $591,000 or $.05 per share, respectively, as compared to a net income of $844,000 or $.07 per share and $425,000 or $.03 per share for the same periods in the prior fiscal year. The increase in income was primarily due to the higher sales volume. In addition, the Company's income tax expense for the three and nine months ended June 30, 1999 was zero as a result of the reduction in the Company's allowance for deferred tax assets.

  (2)  Material Changes in Financial Condition

  In January 1997, the Company entered into a three year $30,000,000 revolving credit facility (the Credit Agreement ) with BankAmerica Business Credit ( BABC ). The amount of drawings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as described in the Credit Agreement. The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios.

  In January 1999, the Company and BABC amended the Credit Agreement (the Amendment ). The Amendment, among other things, reduced the revolving credit facility to $25,000,000, modified the financial covenants (which had been violated by the Company during Fiscal 1998) for Fiscal 1999 to allow the Company to be in compliance based upon its current operating plan, lowered the maximum inventory advance and allowed for a seasonal over-advance.

  The $3,000,000 note (the Note ) issued in connection the Paradise Settlement requires $100,000 quarterly principal payments that commenced January 1, 1998 and are scheduled through April 1, 2004. Quarterly principal payments were made in December 1997, April, July, October 1998, January, April and June 1999.

  The Company continued several actions to increase its liquidity. It established a policy obtaining thirty to sixty open credit to finance a majority of its purchases that historically had been financed pursuant to letters of credit. It continues to reduce the number of items held in inventory, has reduced the level of capital expenditures and has continued a cost reduction program.

  In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to Fun Cosmetics, Inc. ( Fun ) (significantly owned by a former employee) for its net book value of $758,000. This amount was paid in Fiscal 1998. The Company also received 200,000 shares of Common stock of Fun.

  In March 1998, the Company as part of the settlement of a lawsuit was awarded $965,000, net of legal fees.

  Working capital increased $274,000 to $13,156,000 during the nine months ended June 30, 1999. As a result of the seasonal nature of the Company s business, the Company s use of its credit facility increases significantly in the months of May, June, July and August as the Company finances its inventory and receivables, and declines in September and October after the collections of receivables from its Back-to-School sales. The change in financial position during the nine months ended June 30, 1999 reflects primarily this seasonality due to the increase in receivables.

  The Company anticipates that the Credit Agreement together with anticipated revenues from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

  With respect to the Year 2000 issue, the Company is in the process of ensuring that all internal computer, manufacturing, distribution and business equipment will be Year 2000 compliant by August 1999. The Company is in the process of making a full assessment of the risk associated with the Year 2000 issue and determine whether the consequences (if any) will have a material effect on the Company's business. In addition, if necessary, upon completion of the assessment, the Company will develop a complete contingency plan. The Company utilizes a third party software package to run its internal operating and accounting systems and has purchased and installed the Year 2000 compliant version of this software. In addition, all telecommunications equipment and primary computer applications are Year 2000 compliant. The Company is also contacting its vendors and customers in order to assess any third party risk. The Company does not expect the costs associated with becoming year 2000 compliant to be material and believes that it will be absorbed for the most part in its normal information technology budget.

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

     10.1 The 1989 Stock Option Plan incorporated by reference to the Registration Statement No. 33-27009 ("Form S-8").

     10.2 The 1993 Stock Option Plan incorporated by reference to the Company's Annual Report on Form 10-K for Fiscal Year 1992.

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


                              PENTECH INTERNATIONAL INC.




Dated:  July 27, 1999       By:/s/ William Visone
                               William Visone, Vice-President,
                               Finance and Administration
                               (Duly authorized officer)