Form 10-K
period 1999-09-30
PENTECH INTERNATIONAL INC
filed 1999-12-28
CIK 760461

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to
such filing requirements for the past 90 days. Yes    X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on December 16, 1999, was approximately $5,296,933 based on the average of the closing bid and asked quotations of the registrant's Common Stock, par value $.01 share, as reported by NASDAQ on December 16, 1999.

     On December 16, 1999, there were outstanding 12,571,258 shares of the registrant's Common Stock.

     The Proxy Statement of the registrant to be filed on or before January 29, 2000 is incorporated herein by reference.

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

     (i) The Company markets its product line on a direct basis as well as through approximately 100 independent, nonexclusive, sales representatives throughout the United States. Generally sales initiated by the sales representatives are made directly to retail chains including mass merchants, chain drug stores, grocery stores, warehouse clubs, and office supply super stores. The Company also has limited sales to the stationary, military and college store markets and some sales through distributors and wholesalers. Additionally, the Company sells its products in Canada, Europe, Mexico and other selected countries, generally through a variety of distribution arrangements.



     The percentages of revenues contributed by the following classes of products over the Company's last three fiscal years are as follows:


                                        Activity      Miscellaneous
           Pens   Markers   Pencils     Products      Products

FY 1997    27.8%   19.2%     33.4%        14.4%            5.2%
FY 1998    18.8%   26.5%     42.0%        11.7%            1.0%
FY 1999    13.6%   27.6%     45.3%        13.5%              -


     (ii) The Company conducts market research to stay abreast of consumer trends and to gauge the demand for new writing instruments and related products. Once the Company identifies a product for marketplace introduction, it either selects a suitable overseas manufacturer to manufacture the product or elects to manufacture the product itself.

     The Company's domestic pencil and marker manufacturing facility, Sawdust, is presently being utilized by the Company to manufacture a significant portion of the Company's writing instruments. Sawdust's capacity (on a two shift basis) is approximately $34,500,000 (wholesale value) of pencils, markers and other writing instruments. During the Company's fiscal year ended September 30, 1999 ("Fiscal 1999"), the Company manufactured approximately $28,200,500 (wholesale value) of products at Sawdust, which represents 81.7% of its current capacity and approximately 44.2% of the Company's current sales requirements. During its fiscal year ended September 30, 1998 ("Fiscal 1998"), the Company manufactured 42% of the wholesale value of the products it sold.

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

     The Company obtains raw materials for Sawdust from domestic and foreign suppliers. It has not faced material supply shortages, and it generally has multiple sources for most of its product requirements. Due to a determination by the United States International Trade Commission that certain Chinese manufacturers of pencils were dumping these pencils in the United States, the Company has been required to pay "Dumping Duties" to acquire pencils from certain of its Chinese suppliers of pencils. The Company has also been successful in developing additional sources for its supply of certain of its pencils. In some instances, this has resulted in increased costs to the Company for the wood for its pencils. Recently, certain of the Company's Chinese suppliers of pencils and related products have been the subject of a redetermination which, in certain instances, increased the amount of Dumping Duties the Company has or may be required to pay. The Company has accrued for any additional duties which may arise from this redetermination.

     On September 26, 1999 the Company signed a letter of intent with a Chinese manufacturer to establish a joint venture in Shanghai China for the purpose of developing additional capability to manufacture pencils and markers. The transaction is subject to the manufacturer's ability to operate the Company's machinery and produce comparable product, approval of the Company's bank, final approval of the Company's Board of Directors, approval of the Chinese government, and approval of the final documents. Accordingly, there is no assurance that the transaction will be completed, or what, if any, impact this will have on the Company's current manufacturing operations.

     As of the September 30, 1999 the Company has not recorded any impact of this transaction given the uncertainty of its successful completion, however, if the transaction is successful there is the potential of some costs associated with closing down the Company's domestic manufacturing facility.

     (iv) The Company generally markets its products under the individual product's name and either the Company's name or the trademark of one of its licensors. In the event opportunities present themselves which the Company determines are advantageous for it to import certain products in bulk on a private label basis (i.e., store brand), the Company may capitalize on such opportunity. In such event, the Company may request an advance deposit from the customer before effecting such transaction, depending on the credit worthiness of the customer. This, historically, has been a small portion of the Company's business.

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

     The Company has entered into license agreements with entities such as Lucasfilm, Ltd. (Star Wars), The Walt Disney Company (Mickey Mouse and Winnie the Pooh), the NBA (National Basketball Association), the NHL (National Hockey League), the NFL (National Football League), and Coca-Cola Company, using these trademark names on the Company's products. In most situations, the licensor requires an advance royalty, a royalty against net sales for licensed products and a minimum royalty. Generally, the Company satisfies the minimum royalty; occasionally it does not. When the Company is unable to meet the minimum sales levels required under a license, the Company must pay the minimum royalty and possibly incur losses as a result thereof. The Company evaluates its licenses carefully and attempts to minimize such losses. These licenses have terms ranging from one to three years and are renewed by mutual consent from both parties.

     Except when the Company uses trademarks owned by others, the Company follows a policy of registering with the U.S. Patent and Trademark Office trademarks covering the names of items in its product line and proposed names for new items. The Company has been awarded trademarks in the past. There is no assurance that any pending trademarks will be registered.

     (v) The business of the Company has certain seasonal aspects. Sales tend to increase during the months of May through August, because retailers buy in anticipation of fall school opening, and to decrease during the months of September through December. The Company has been developing marketing programs to reduce the impact of this seasonality.

     (vi)  The Company maintains a warehouse in North Brunswick,
NJ, for a portion of its inventory.

     Generally, the Company does not require any of its customers to post letters of credit or to advance any deposits on orders, except in certain instances, depending upon the creditworthiness of the customer, for special orders. The Company analyzes each special order customer independently to determine whether any deposits should be paid. The Company considers credit rating, location, and amount of order, among other factors, to determine whether a deposit is required. Normal credit terms are "net 30 days." The Company, in certain instances, follows the industry practice of "School Dating," which is the shipment of products from May through August, for which payment is not due until September or October. The Company reviews its credit practices regularly and currently attempts to insure 80% of its receivables through credit insurance. In the past, the Company has experienced a limited amount of bad debts from its customers, usually as a result of a bankruptcy. In such a case the Company's policy has been to liquidate its claims as promptly as reasonable under the circumstances. This has been further ameliorated since the Company obtained credit insurance. The Company believes it has sufficient resources to manage its credit function.

     (vii) The Company's primary customers include major mass market retailers in the United States. In Fiscal 1999, one customer accounted for 9% of the Company's revenues. While the loss of this customer could have a material adverse impact upon the Company in the short-term, the Company believes such impact would be minimized in the long-term since the Company could either reduce its expenses related to this customer or sell all or a portion of these products to other customers.

     Certain of the Company's customers include:

          -  Office Max            -  Walgreen Drug
          -  Walmart               -  Eckerd
          -  Target                -  Staples

     The above list of customers does not include independent distributors nor products the Company sells to the stationery, military and college store markets.

     The Company advertises in trade journals on a limited basis and maintains display booths for use at trade shows. It owns several booths that attractively display its line of products for such trade shows. The Company has developed a website to attractively display its products on the world wide web located at "www.pentechintl.com." The Company has no current plans for any other major advertising campaign, however it regularly investigates additional advertising avenues.

     The Company warrants its merchandise against manufacturing defects. In the event of any such returns the Company evaluates the problem and attempts to rectify the problem for the customer, if possible. The Company believes it maintains adequate product liability insurance.

     (viii) As of December 16, 1999 and 1998, the Company's backlog of firm written orders was approximately $1,600,000 in each year. This backlog is comprised of the normal delay between receipt and processing of orders and orders for delayed delivery.
All orders were delivered or are expected to be filled within the applicable fiscal year.

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

     (xiii) As of December 16, 1999, the Company had approximately 146 employees. The Company's sales are made primarily by independent sales organizations which are compensated exclusively on a commission basis with commissions ranging from two and one half to seven percent. The Company does not anticipate a substantial increase in the number of its employees in the near future. The Company considers its relations with its employees to be good. In December 1992, the production and maintenance employees of the Company's wholly-owned subsidiary, Sawdust, voted to join Local 478 of the International Brotherhood of Teamsters (the "Union"). In the Company's fiscal year ended September 30, 1996 ("Fiscal 1996"), Sawdust renewed its labor agreement with the Union for the benefit of these employees, which agreement expired August 31, 1999. At present, the Union has agreed to work under the terms and conditions of the expired contract until a new contract is negotiated and a determination is made as to the impact of the Company's investigation into moving a portion of its manufacturing operations overseas.

     (d) The Company exported approximately 6.3% of its sales, primarily to customers in Canada, Europe and Mexico, during Fiscal 1999.

Item 2.  PROPERTIES.

     The Company's present executive offices are located at 195
Carter Drive, Edison, New Jersey 08817, where it occupies general office, sales and warehouse space of approximately 40,500 square feet pursuant to a five year lease expiring March 1, 2003.

     The Company extended its lease for five years commencing June 1, 1995 (the "Sawdust Lease") for approximately 50,000 square feet for Sawdust's premises. These premises are located at 44 National Road, Edison, NJ 08817. The Sawdust Lease, which is triple net, currently requires annual rental payment of $180,936 with yearly increment additions in each subsequent year of the Sawdust Lease's term. The Sawdust Lease contains an option to renew on terms providing for moderate increases in rent for up to an additional five years.

     The Company entered into a five year lease for a warehouse at 1101 Corporate Road, North Brunswick, New Jersey (the "Warehouse Lease") for approximately 130,000 square feet, which commenced on September 1, 1995. The Warehouse Lease provides for annual base rent of approximately $436,000 per year.

     The Company entered into a year-to-year lease for a sales office in Madison, Wisconsin (the "Madison Lease"). The Madison Lease is for approximately 1,885 square feet and commenced May 1, 1997. The Madison Lease calls for annual rental of $24,318, which increases by 3.5 percent each subsequent lease year until termination.

     The Company entered into a month-to-month lease for a studio at 75 Broad Street, Red Bank, New Jersey for approximately 2,400 square feet which commenced on April 1, 1997. The Studio Lease provides for monthly rent of $3,700.

Item 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings to which the Company is a party or known to be contemplated that are deemed material by the Company at the present time, and the Company knows of no material legal proceedings pending or threatened, or judgments entered, against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


                         High                          Low


   1999

1st Quarter              1 3/16                        9/16
2nd Quarter              1 7/32                        5/8
3rd Quarter               25/32                       19/32
4th Quarter             1 15/32                        3/4


   1998

1st Quarter              3 1/16                      2 1/2
2nd Quarter             2 31/32                      1 1/8
3rd Quarter             2                            1 1/8
4th Quarter             1 13/16                       15/16



     On December 16, 1999, the closing "bid" and "ask" prices for the Common Stock were $11/16 and $25/32 respectively, as reported by NASDAQ.

     (b) On December 16, 1999, the number of shareholders of record of the Common Stock was 430. The Company is aware that it has a substantial number of additional shareholders who hold their shares of Common Stock in "street name."

     (c) The Company has not declared a cash dividend in the past and is not permitted to do so without the consent of its lender.
See Item 7.  "Management's Discussion and Analysis of Financial
Condition and Results of Operations."



Item 6.  SELECTED FINANCIAL DATA.


     The following summary of financial information should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K.



                      STATEMENT OF OPERATIONS DATA


                              Fiscal Years Ended September 30,
                       1999        1998       1997       1996      1995
                         ($ 000s omitted except per share amounts)

Net
sales                 $60,949   $57,485    $60,806    $61,679   $54,892

Net (loss)
income                    (334)   (3,504)       600      (5,317)   (1,059)

Basic and diluted
net (loss)
income
per share               ($.03)    ($.28)      $.05       ($.51)    ($.10)

Weighted
average
number
of shares
outstanding            12,570    12,537     12,297     10,497    10,661

Dividends                   -         -          -          -         -

                           BALANCE SHEET DATA


                             September 30,



                     1999       1998        1997         1996       1995
                                       ($ 000s omitted)


Working
 capital            $11,971    $12,883     $15,452      $13,676    $16,928

Total
 assets              36,094     41,583      42,503       48,189     44,518

Notes and
 bankers'
 acceptances
 payable
 (included
 in current
 liabil-
 ities)              13,882     18,618      17,238       22,841     17,011

Long-
 term
 debt                 1,500      2,000       2,300        2,300          -

Share-
 holders'
 equity              13,985     14,758      17,591       16,028     21,345



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Fiscal 1999 compared to Fiscal 1998

     Net sales for Fiscal 1999 were $60,949,084 as compared to $57,485,045 for Fiscal 1998, reflecting an increase of $3,464,039 or approximately 6%. This was the result of the success of the Company's new licenses and further market penetration of the Company's childrens activity product line.

     In Fiscal 1999, the Company had income from operations of $1,133,057 as compared to a loss from operations of $2,339,443 in Fiscal 1998. The Company's gross profit of 31.9% in Fiscal 1999 increased from 28.1% in Fiscal 1998 largely in part to the increased sales from its three new licenses, which have higher gross profit margins. In addition, the Company made an investment through aggressive pricing to gain shelf space for its children's activity product line in the prior year.

     The Company's selling, general and administrative ("SG&A") expenses decreased during Fiscal 1999 to $18,286,990 from $18,474,161 in Fiscal 1998, reflecting an decrease of $187,171. SG&A as a percentage of sales also decreased to 30% from 32.1%. This decrease was primarily related to the Company's cost reduction program offset by the increase in royalty expenses associated with the success of the Company's three new licenses. In addition, in the prior year, the Company incurred higher promotional costs associated with the launch of its activity product line.

     During Fiscal 1999, the Company's average level of short-term borrowings increased to $16,500,000 from $16,000,000 in Fiscal 1998. This was due to the increased loan balance at the beginning of Fiscal 1999 resulting from the higher inventory levels. These levels were reduced during the course of the year. The Company's effective annual interest rate decreased from 8.4% to 8.0%. In addition, interest incurred on the settlement note was lower from the prior year as a result of quarterly principal payments. As a result, the Company's interest expense decreased during Fiscal 1999 to $1,470,699 from $1,528,779.

     During Fiscal 1999, the Company increased its valuation allowance against all of its deferred tax assets from $2,614,202 to $2,670,714 due to the uncertainty of the Company's ability to utilize its federal and state net operating loss carryforwards.

     As a result of the above, the Company recognized a net loss of $333,609, or $.03 per share, in Fiscal 1999 as compared to a net loss of $3,504,303, or $.28 per share, in Fiscal 1998.

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

     In Fiscal 1998, the Company had a loss from operations of $2,339,443 as compared to income from operations of $2,155,227 in Fiscal 1997. The Company's gross profit of 28.1% in Fiscal 1998 decreased from 34.3% in Fiscal 1997. The Company's gross profit decreased principally due to the decline in licensed products which historically are marketed at higher margins and, to a lesser extent, to an inventory write-down and the impact of a large return of promotional back-to-school products. The Company also made an investment to gain shelf space for its activity product line through aggressive pricing and various other promotions.

     The Company's SG&A expenses increased during Fiscal 1998 to $18,474,161 from $17,988,791 in Fiscal 1997, reflecting an increase of $485,370. SG&A expenses as a percentage of sales also increased from 29.6% to 32.1%. The increase was primarily related to higher promotional costs associated with the Company's launch of its activity product line to new retail stores. The Company incurred higher bad debt expense as a result of bankruptcies of two customers. The Company also incurred additional costs for the development of products for two of its new licenses. Warehouse and freight expenses also increased as a percentage of sales due to a decline in the average order size as a result of increased sales to the office superstores. Finally, the percentage of SG&A expenses to revenues increased as a result of higher levels of fixed costs incurred but there was lower sales volume.

     In the second quarter of Fiscal 1998, the Company as part of the settlement of a lawsuit, was awarded $965,000, net of legal fees.

     During Fiscal 1998, the Company's average level of short-term borrowings remained unchanged from the prior year at approximately $16,000,000. This was due to the sale of assets, related to the cosmetic product line, plus the litigation settlement offset by an increase in inventory levels and the operating loss. The Company's effective annual interest rate decreased from 8.7% to 8.4%. In addition, interest incurred on the settlement note was lower than the prior year as a result of quarterly principal payments, which began in January 1998. As a result, the Company's interest expense decreased during Fiscal 1998 to $1,528,779 from $1,583,750.

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

     (b)  Liquidity and Capital Resources

     Cash and cash equivalents decreased to $0 at September 30, 1999 from $759,349 at September 30, 1998. Accounts receivable increased to $15,300,613 at September 30, 1999 from $14,327,195 at
September 30, 1998, primarily due to higher sales volume. The Company believes that its allowance for doubtful accounts and its accrual for returns and advertising allowances are adequate given the Company's detailed review of its accounts receivable aging, its review of subsequent cash receipts, its use of credit limits and its on-going credit evaluation and account monitoring. In addition, the Company has credit insurance on most of its major accounts receivable. Inventory decreased to $15,415,326 at September 30, 1999 from $20,015,241 the year before due to the Company's inventory reduction program. The decrease to $3,154,383 for equipment at September 30, 1999 from $3,562,283 at September 30, 1998 primarily reflects a reduction in the rate of equipment purchases. Notes payable at September 30, 1999 decreased to $13,881,901 from $18,618,186 at September 30, 1998 due primarily to the decreased inventory levels.

     Net cash provided by operating activities for the Fiscal 1999 was $4,606,458 as compared to net cash used in operating activities of $1,309,440 for Fiscal 1998. This increase was primarily due to improved operating results, the reduction in inventory, and to a lesser extent, the increase in accounts payable offset by the increase in accounts receivable.

     Cash used in investing activities during Fiscal 1999 of $630,272 was higher than $9,643 in the prior year due to proceeds from the sale of the cosmetic assets in the prior year.

     The cash used in financing activities during Fiscal 1999 was $4,735,535 as compared to cash provided by financing activities of $1,429,620 in Fiscal 1998. The decrease in cash provided by financing activities was primarily due to the decrease in notes payable. As a result of these activities, cash and cash equivalents decreased $759,349 during Fiscal 1999 as compared to an increase of $110,537 during Fiscal 1998.

     As a result of the above, the Company's working capital decreased to $11,970,736 at September 30, 1999 from $12,882,941 at
September 30, 1998.

     In January 1997, the Company entered into a three year $30,000,000 revolving credit facility with BankAmerica Business Credit, Inc. now known as Bank of America, N.A.("BABC") (the "Credit Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the Credit Agreement. The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and minimum interest coverage ratios. In January 1999, the Company and BABC entered into an agreement to amend the Credit Agreement. This amendment, among other things, modified certain financial covenants for Fiscal 1999, reduced the revolving credit facility to $25,000,000, lowered the maximum inventory advance and allowed for a seasonal over-advance.

     In December 1999, the Company and BABC entered into an agreement to renew the Credit Agreement for an additional three years (the "Renewal"). The Renewal, among other things, waives compliance with certain financial covenants violated at September 30, 1999, modifies the financial covenants for the next three fiscal years, increases the maximum inventory advance and allows for a seasonal over-advance.

     The note issued in connection with the legal settlement referred to above requires $100,000 quarterly principal payments through April 1, 2004.

     The Company continued several actions to increase its liquidity during Fiscal 1999. It continued a policy of obtaining 30 to 60 days vendor credit to finance a majority of its purchases; previously these purchases had been financed pursuant to letters of credit. Actions were also taken to reduce the number of items held in inventory as well as reduce its headcount.

     On September 26, 1999 the Company signed a letter of intent with a Chinese manufacturer to establish a joint venture in Shanghai China for the purpose of developing additional capability to manufacture pencils and markers. The transaction is subject to the manufacturer's ability to operate the Company's machinery and produce comparable product, approval of the Company's bank, final approval of the Company's Board of Directors, approval of the Chinese government, and approval of the final documents. Accordingly, there is no assurance that the transaction will be completed, or what, if any, impact this will have on the Company's current manufacturing operations.

     As of the September 30, 1999 the Company has not recorded any impact of this transaction given the uncertainty of its successful completion, however, if the transaction is successful there is the potential of some costs associated with closing down the Company's domestic manufacturing facility.

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

     With respect to the Year 2000 issue, all internal computer equipment, manufacturing, distribution and business equipment are Year 2000 compliant. The Company utilizes a third party software package to run its internal operating and accounting systems and purchased and installed the Year 2000 compliant version in December 1998. In addition, all telecommunications equipment and computer applications are Year 2000 compliant. The Company has, therefore, not developed any contingency plans relating to Year 2000 issues. Year 2000 problems involving third parties may have a negative impact on the Company's customers or suppliers, the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such problem could have a material adverse effect on the Company's business and financial condition. The Company has contacted its major suppliers and customers in order to assess any third party risk, the majority of which has stated that they are Year 2000 compliant, however, the Company is unable at this time to assess the possible impact on its business of Year 2000 problems involving any third party. The costs associated with becoming Year 2000 compliant were not material and, for the most part, were absorbed in the Company's normal information technology budget. Although the Company believes that its systems are Year 2000 compliant, there can be no assurance that unanticipated Year 2000 problems will not arise which, depending on the nature and magnitude of the problem, could have a material adverse effect on the Company's business and financial condition.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET       RISK.

     None.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     This information is contained on pages F-1 through F-25 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                            PART III


     The information required by this section will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before January 29, 2000.



                             PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1)  Financial Statements
                                                            Page

Independent Auditors' Report............................    F-1

Consolidated Balance Sheets as of September 30, 1999 and
1998....................................................    F-2-3

Consolidated Statements of Operations for the
years ended September 30, 1999, 1998 and 1997 ..........    F-4

Consolidated Statements of Shareholders' Equity for
the years ended September 30, 1999, 1998 and 1997.......    F-5

Consolidated Statements of Cash Flows for the
years ended September 30, 1999, 1998, and 1997..........    F-6-7

Notes to Consolidated Financial Statements..............    F-8-25


     (a) (2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and
Reserves...............................................     F-26

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

3.2       The Company's By-laws incorporated by reference to Exhibit
          3.2 of Form S-18.

10.1      1989 Stock Option Plan incorporated by reference to Exhibit
          4.2 to the Registration Statement No. 33-27009 on Form S-8.

10.2 1993 Stock Option Plan incorporated by reference to Exhibit 4.1 to the Registration Statement No. 33-67802 on Form S-8.

10.3      1995 Stock Option Plan is incorporated by reference to
          Exhibit 4.1 to the Registration Statement No. 333-30595 filed on Form S-8.

10.4 Loan and Security Agreement dated as of January 13, 1997, among the Company, Pentech Cosmetics, Inc., Sawdust Pencil Co. and BankAmerica Business Credit, Inc. incorporated by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1996.

10.5 Waiver and First Amendment to Loan and Security Agreement among the Company, Pentech Cosmetics, Inc., Sawdust Pencil Co. and BankAmerica Business Credit, Inc. dated as of January 11, 1999 incorporated by reference to Exhibit 10.5 of the Company's Form 10-K Annual Report for its fiscal year ended September 30, 1998.

10.6 Waiver, Consent and Second Amendment to Loan and Security Agreement by and among Bank of America, N.A., the Company, Pentech Cosmetics and Sawdust Pencil Co. dated as of
          December 20, 1999.

10.8      Subsidiaries of the Company.

23.1      Consent of Ernst & Young LLP dated December 28, 1999.

                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PENTECH INTERNATIONAL INC.



December 27, 1999                  By:s/David Melnick
                                      David Melnick,
                                      President and
                                      Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


s/Norman Melnick    Chairman of the Board       December 27, 1999
Norman Melnick      of Directors


s/David Melnick     President and Chief         December 27, 1999
David Melnick       Executive Officer and
                    Director (principal
                    operating officer)


s/John F. Kuypers   Director                    December 27, 1999
John F. Kuypers


s/Richard S. Kalin  Secretary and Director      December 27, 1999
Richard S. Kalin


s/Roy L. Boe        Director                    December 27, 1999
Roy L. Boe


s/Robert K. Semel   Director                    December 27, 1999
Robert Semel


s/William Visone    Executive Vice President-   December 27, 1999
William Visone      Strategic Planning
                    and Director (principal
                    financial officer)


                  REPORT OF INDEPENDENT AUDITORS





Board of Directors
Pentech International Inc.


We have audited the accompanying consolidated balance sheets of Pentech International Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentech International Inc. and subsidiaries as of September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                        s/ERNST & YOUNG LLP
                                        ERNST & YOUNG LLP

MetroPark, New Jersey
December 8, 1999, except
for Note 3(c), as to which the
date is December 20, 1999



           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets

                         Assets (Note 3)

                                               September 30,
                                          1999            1998

Current Assets:
  Cash and cash equivalents           $         -     $   759,349
  Accounts receivable, net
   of allowance for doubtful
   accounts $35,654 and $128,814
   in 1999 and 1998, respect-
   ively)                              15,300,613      14,327,195
  Inventory (Note 2)                   15,415,326      20,015,241
  Income taxes receivable (Note 5)            300         448,087
  Prepaid expenses and other            1,632,401       1,436,415
  Available-for-Sale Security
  (Notes 1 and 13)                        181,400         621,875

Total current assets                   32,530,040      37,608,162


Equipment:
  Equipment and furniture               9,472,206       8,934,327
  Less accumulated depreciation        (6,317,823)     (5,372,044)

                                        3,154,383       3,562,283

Other assets:
  Trademarks, net of
   amortization of $762,388
   and $666,766 in 1999 and
   1998, respectively                     236,301         239,530
  Due from officer                        173,512         173,512

                                          409,813         413,042

                                      $36,094,236     $41,583,487








See accompanying notes.




             PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets

                Liabilities and Shareholders' Equity

                                              September 30,
                                           1999            1998


Current liabilities:
  Notes payable (Note 3)               $13,881,901     $18,618,186
  Accounts payable                       3,322,094       2,455,073
  Accrued expenses (Note 11)             3,055,309       3,351,962
  Settlement note payable (Note 8)         300,000         300,000

Total current liabilities               20,559,304      24,725,221

Other liabilities:
  Royalty payable, long-term (Note 8)       50,000         100,000
  Settlement note payable,
   long-term (Note 8)                    1,500,000       2,000,000

                                         1,550,000       2,100,000

Commitments and contingencies
  (Note 6)
Shareholders' equity
  (Notes 1 and 4):
Preferred stock, par value
  $.10 per share; authorized
  500,000 shares; issued
  and outstanding, none                          -               -
Common stock, par value $.01
  per share; authorized 20,000,000
  shares; issued and outstanding
  12,571,258 and 12,570,258 in
  1999 and 1998, respectively              125,713         125,703
Capital in excess of par                 6,838,723       6,837,983
Retained earnings                        6,839,096       7,172,705
Accumulated other comprehensive
 income (Notes 1 and 13)                   181,400         621,875

                                        13,984,932      14,758,266

                                       $36,094,236     $41,583,487



See accompanying notes.




             PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                Consolidated Statements of Operations


                                  Year ended September 30,
                                1999          1998          1997


Net sales (Note 9)          $60,949,084   $57,485,045   $60,806,386
Cost of sales                41,529,037    41,350,327    39,975,368

Gross profit                 19,420,047    16,134,718    20,831,018

Selling, general and
 administrative expenses     18,286,990    18,474,161    17,988,791
Loss from cosmetics
 operation (Note 7)                   -             -       687,000

Income (loss) from
 operations                   1,133,057    (2,339,443)    2,155,227

Other (income) expense:
(Income) from
  litigation (Note 14)                       (965,542)            -
 Interest expense             1,470,699     1,528,779     1,583,750
 Interest income                 (4,033)      (33,392)       (9,660)

                              1,466,666       529,845     1,574,090

(Loss) income before
 taxes                         (333,609)   (2,869,288)      581,137

Income tax expense (benefit)
 (Note 5)                             -       635,015       (18,877)

Net (loss) income           $  (333,609)  $(3,504,303)  $   600,014

Basic and diluted
 (loss) earnings per common
 share (Note 1)                 ($.03)       ($.28)          $.05





See accompanying notes.







                              Pentech International Inc. and Subsidiaries
                             Consolidated Statements of Shareholders' Equity
                             Years ended September 30, 1999, 1998 and 1997

                       Common Stock               Capital
                     Number of Shares             in                                    Accumulated
                                                  Excess     Retained   Comprehensive   Other Comprehen-
                   Authorized Issued      Amount  of Par     Earnings   Income (loss)   sive Income
Balance, September
  30, 1996         20,000,000 10,496,758  104,968  5,845,781 10,076,994                 -
Issuance of Common
  Stock                        2,007,500   20,075    943,362

Net income                                                      600,014  $600,014

Balance, September
  30, 1997         20,000,000 12,504,258  125,043  6,789,143  10,677,008                -

Comprehensive (loss):
Net loss                                                     (3,504,303) $(3,504,303)

Other comprehensive income:
Unrealized gain on
 available-for-sale
 security                                                                    621,875    621,875

Comprehensive (loss)                                                     $(2,882,428)
Issuance of Common Stock          66,000      660     48,840

Balance, September 30,
  1998                20,000,000 12,570,258  125,703  6,837,983 7,172,705               621,875

Comprehensive (loss):
Net loss                                                         (333,609)  $(333,609)

Other comprehensive (loss)
Unrealized loss on
 available-for-sale
 security                                                                    (440,475) (440,475)

Comprehensive (loss)                                                                   $(774,084)
Issuance of Common Stock               1,000      10        740

                       20,000,000 12,571,258 $125,713 $6,838,723 $ 6,839,096           $181,400

See accompanying notes.

                  PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                             Year ended September 30,
                                       1999            1998         1997
Cash flows from operating
activities
Net (loss) income                  $  (333,609)   $ (3,504,303) $   600,014
Adjustments to reconcile
 net (loss) income  to net cash
 (used in) provided by
 operating activities:
  Depreciation                         945,779         942,432      982,702
  Amortization                          95,622         100,363      116,925
  Provision for losses on
   accounts receivable                  95,753         134,974       15,401
  Deferred income taxes                      -         635,015      290,099
  Provision for loss from
   cosmetics operation                       -               -      687,000
       Change in assets and
   liabilities:
    (Increase) decrease in
      accounts receivable           (1,069,171)      1,746,117   (1,771,187)
    Decrease (increase) in
      inventory                      4,599,915      (1,957,743)    (152,916)
    (Increase) decrease in
      prepaid expenses and other      (195,986)        118,620     (605,228)
    (Increase) in due from
      officer                                -         (32,000)     (32,001)
    (Decrease) in bankers'
      acceptances payable                    -               -   (1,488,757)
    Increase (decrease) in
      accounts payable                 867,021       1,121,468     (331,698)
    (Decrease) in
      accrued expenses                (296,653)        (88,742)    (386,426)
    (Decrease) in settlement
      payables                        (550,000)       (500,000)  (1,000,000)
    Change in income
      taxes payable/
      receivable                       447,787         (25,641)     723,968

    Net cash provided
      by (used in)
      operating activities           4,606,458      (1,309,440)  (2,352,104)



See accompanying notes.

                  PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (cont'd)

                           Year ended September 30,
                                        1999           1998         1997

Cash flows from investing
 activities
Sale of cosmetics assets                      -       758,426            -
Purchase of equipment and
 furniture                             (537,879)     (697,884)    (793,006)
Increase in trademarks                  (92,393)      (70,185)    (118,891)

 Net cash used in investing            (630,272)       (9,643)    (911,897)
 activities

Cash flows from financing
 activities
Net (decrease) increase in
 notes payable                       (4,736,285)    1,380,120   (4,114,432)
Proceeds from the issuance
 of Common Stock                            750        49,500      963,437

Net cash (used in)
 provided by financing
 activities                          (4,735,535)    1,429,620   (3,150,995)
Net (decrease) increase
 in cash and cash equi-
 valents                               (759,349)      110,537   (6,414,996)

Cash and cash equivalents,
 beginning of year                      759,349       648,812    7,063,808

Cash and cash equivalents,
 end of year                        $         -    $  759,349   $  648,812

Supplemental disclosures
 of cash flow information
Non-cash investing activities:
 (Decrease) increase in fair
  value of available for
  sale equity security              $  (440,475)   $  621,875
  Purchase of fixed assets by
   capital lease                              -             -   $   72,050
  Cash paid during the
   year for:
   Interest                         $ 1,557,011    $1,454,840    1,773,920
   Income taxes                               -             -       30,931



See accompanying notes.

           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                        September 30, 1999


1.  Summary of Significant Accounting Policies

Organization

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



           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (cont'd)
                        September 30, 1999


1. Summary of Significant Accounting Policies (cont'd)


Trademarks

     Costs related to trademarks are being amortized over a five year period on a straight-line basis.

Revenue recognition

     Revenue is recognized upon shipment of product to the customer.

Fair Value of Financial Instruments

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

(Loss) Earnings Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted by the Company in December 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earning per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share for all periods have been presented and conform to the SFAS No. 128 requirements.






             PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements (cont'd)
                         September 30, 1999



1.   Summary of Significant Accounting Policies (cont'd)


     The following table sets forth the computation of basic and diluted earnings per share:



                                   YEAR ENDED SEPTEMBER 30,
                               1999           1998          1997


Numerator:
 Net (loss) income        $  (333,609)    $(3,504,303)  $   600,014


Denominator:
 Denominator for basic
   earnings per share-
   weighted average
   shares                  12,570,508      12,537,258    12,297,124


Effect of dilutive
 securities:
 Employee stock
  options                           0               0       194,043

Denominator for diluted
 earnings per share -
 adjusted weighted
 average shares and
 assumed conversions:      12,570,508      12,537,258    12,491,167


Basic and diluted
 (loss) income
  per share                   ($.03)         ($.28)         $.05





           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (cont'd)
                        September 30, 1999


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


Other Recently Issued Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for years beginning after June 15, 2000. The Company has completed its review of SFAS 133 and has concluded that the adoption of this statement would not have any effect on the Company and its reporting.

              PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           September 30, 1999



2.  Inventory


                                        1999                1998


Raw materials                       $ 4,261,866         $ 6,634,833
Work-in-process                       1,748,504           1,641,162
Finished goods                       10,510,956          12,849,246
Allowance for slow-
moving items                         (1,106,000)         (1,110,000)

                                    $15,415,326         $20,015,241



3.  Notes Payable

                                        1999                1998


Revolving line of credit
 interest payable monthly
 at prime plus .5% (8.75% at
 September 30, 1999 and 9%
 at September 30, 1998)             $ 1,881,901         $ 4,618,186

Revolving line of credit,
 interest payable monthly at
 libor plus 2.5% (ranging from
 7.76% to 7.87% at September 30,
 1999 and 7.813% to 8.188%
 at September 30, 1998)              12,000,000          14,000,000

                                    $13,881,901         $18,618,186



           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (cont'd)
                        September 30, 1999


3.  Notes Payable (cont'd)

     (a) In January 1997, the Company entered into a three year $30,000,000 Revolving Credit Agreement with BankAmerica Business Credit, Inc. now known as Bank of America, N.A. ("BABC") (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at the Company's option, at either prime plus .5% or libor plus 2.5%.

     The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain minimum amounts of tangible net worth and interest coverage ratios and the Company cannot declare a cash divided without the consent of BABC.

     (b) In January 1999, the Company and BABC entered into an agreement to amend the Credit Agreement. This amendment, among other things, waived compliance with the violated covenants, reduced the revolving credit facility to $25,000,000, modified the financial covenants for Fiscal 1999, lowered the maximum inventory advance and allowed for a seasonal over-advance.

     (c) In December 1999, the Company and BABC entered into an agreement to renew the Credit Agreement for an additional three years (the "Renewal"). The Renewal, among other things, waives compliance with certain financial covenants violated at September 30, 1999, modifies the financial covenants for the next three fiscal years, increases the maximum inventory advance and allows for a seasonal over-advance.

     The weighted average annual interest rate during the periods on the outstanding short-term borrowings was 8.0% and 8.4% for fiscal years ended September 30, 1999 and 1998, respectively.

4.  Shareholders' Equity

Stock Options

     During Fiscal 1997, the Company granted options (outside of the plans discussed herein) covering in the aggregate 20,000 shares of common stock at an exercise price of $1.19 per share (representing fair market value at date of grant). In addition, options covering in the aggregate of 175,000 shares were canceled.


           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (cont'd)
                        September 30, 1999


4. Shareholders' Equity (cont'd)

Stock Option Plans

     On January 5, 1989, the Company adopted a stock option plan ("1989 Plan"). The 1989 Plan provides for options and limited stock appreciation rights ("Limited SARs") to be granted in tandem to issue up to 600,000 shares of common stock. Limited SARs may only be granted in conjunction with related options.

     The exercise price of options granted may not be less than the fair market value of the shares on the date of the grant (110% of such fair market value for a holder of more than 10% of the Company's voting securities), nor may options be exercised more than ten years from date of grant (5 years for a holder of more than 10% of the Company's voting securities). No SARs have been granted. The 1989 Plan was terminated on January 5, 1999. Outstanding options continue to be exercisable according to their terms and remain subject to all the terms and conditions of the 1989 Plan, however no more grants can be issued.

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

                        PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements (Cont'd)
                                    September 30, 1999


4. Shareholders' Equity (cont'd)


     The table below presents option information for the 1989 Plan:

                  Year ended         Year ended             Year ended
                 Sept. 30, 1999     Sept. 30, 1998         Sept. 30, 1997
            Price range Shares  Price range Shares   Price Range Shares


Outstanding,
 beginning of
 year      $0.75-2.875  270,600  $0.75       285,600  $3.125-7.875 351,000

Options granted                   1.50-2.875 105,000   0.75        285,600

Canceled    0.75-2.875  (78,600)  0.75       (72,000)  3.125-7.875 (351,000)

Exercised                         0.75       (48,000)

Outstanding,
 end of year $0.75-2.875 192,000 $0.75-2.875  270,600 $0.75         285,600


Eligible for
 exercise
 currently   $0.75-2.875  107,835 $0.75        51,200     -           -







                         PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements (cont'd)
                                     September 30, 1999

     4. Shareholders' Equity (cont'd)

          The table below presents option information for the 1993 Plan:


                Year ended            Year ended          Year ended
              Sept. 30, 1999        Sept. 30, 1998      Sept. 30, 1997
           Price range Shares   Price range   Shares  Price Range   Shares


Outstanding,
 beginning of
 year     $0.75-5.50  310,500  $0.75-5.50    440,500  $3.125-6.125  647,500

Options
 granted   0.75-1.25  155,600          -          -    0.75 -0.875  385,500

Canceled   0.75-5.50 (125,500)  0.75-4.50   (112,000)  3.125-6.125 (592,500)

Exercised  0.75      (1,000)    0.75        ( 18,000)

Outstanding,
 end of year $0.75-5.50 339,600 $0.75-5.50   310,500   $0.75 -5.50  440,500


Eligible for
 exercise
 currently   $0.75-5.50 133,500 $0.75-5.50    96,000   $4.50 -5.50   43,000







                            PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements (cont'd)
                                        September 30, 1999



4. Shareholders' Equity (cont'd)

     The table below presents option information for the 1995 Plan:



                   Year Ended          Year Ended            Year Ended
                 Sept. 30, 1999      Sept. 30, 1998        Sept. 30, 1997
              Price range  Shares  Price range   Shares  Price range   Shares


Outstanding,
beginning of
year       $ 0.75-2.9375    75,002 $0.75-2.9375  123,000 $3.00         10,000

Options granted      -         -    1.625-1.688    9,500  0.75-2.9375  123,000

Canceled     0.75-1.4375    (8,500) 1.4375-2.9375 (57,498) 3.00       (10,000)

Exercised            -         -          -            -     -           -

Outstanding,
end of year $1.4375-2.9375    66,502 $ 0.75-2.9375  75,002 $0.75-2.9375 123,000

Eligible for
exercise
currently   $1.4375-2.9375    49,002 $ 0.75-2.9375  29,750 $1.4375      12,000





           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Cont'd)
                        September 30, 1999

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

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. This fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

     Risk-free interest rate                 6.01%
     Expected dividend yield                    0%
     Expected stock price volatility         .605%
     Expected life of options            2-6 years

     The weighted average fair value of options granted during Fiscal 1999 and Fiscal 1998 is $.68 and $.74 per share, respectively.

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

                 PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Cont'd)
                              September 30, 1999


4. Shareholders' Equity (cont'd)


            Sept. 30, 1999         Sept. 30, 1998       Sept. 30, 1997

        As reported Pro forma  As reported Pro forma  As reported Pro forma


Net (loss)
 income    ($334)     ($404)     ($3,504)   ($3,594)      $600      $491
(Loss) earn-
 ings per
 share     ($.03)     ($.03)     ($  .28)   ($  .29)      $.05      $.04

            PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                         September 30, 1998



5. Income Taxes


                           1999           1998          1997

Expense/(Benefit)

Federal:
  Current               $       -     $        -     $(309,276)
  Deferred                      -        349,002       273,730
State:
  Current                       -              -           300
  Deferred                      -        286,013        16,369

                        $       -     $  635,015     $ (18,877)





     Reconciliations of the statutory federal income tax rate of 34% to the effective tax rates are as follows:


                             1999          1998         1997


Statutory tax rate         (34.00%)      (34.00%)      34.00%
State income taxes, net
  of federal tax expense
  (benefit)                  9.88%        (4.84%)       1.86
IRS audit adjustment                                    5.32
Permanent differences       10.04%                      1.37%
Increase (decrease) in
  valuation allowance       16.94%        57.46%      (47.77%)
Other                       (2.86%)        2.14%       (6.65%)

Effective tax rate              -         22.13%       (3.25%)

              PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

                          September 30, 1999
5. Income Taxes (cont'd)

    Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows:

                                               September 30,
                                          1999             1998

Current deferred tax liability:
  State taxes on deferred
   federal items                      $  (51,957)      $  (68,687)

Current deferred tax assets:
  Bad debts                               15,331           55,390
  Inventory reserve                      475,580          477,300
  Reserve for returns and
   allowances                            267,018          303,528
  Unicap                                   8,364            7,787

  Total current deferred
   tax assets                            766,293          844,005
Valuation allowance on current
  deferred tax assets                   (714,336)        (775,318)

                                          51,957           68,687

  Net current deferred tax assets     $        -       $        -

Long-term deferred tax liabilities:
  Depreciation                        $ (853,163)      $ (932,290)

Long-term deferred tax assets:
  Reserve for litigation                 817,000        1,053,500
  State net operating loss
   carryforwards                         552,210          535,598

  Federal net operating loss carry-
   forward                             1,440,331        1,182,076

Total long-term deferred
  tax assets                           2,809,541        2,771,174
Valuation allowance on
  long-term deferred
  tax assets                          (1,956,378)      (1,838,884)

                                         853,163          932,290

  Net long-term deferred tax
   assets                             $        -       $        -

             PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Cont'd)
                        September 30, 1999

5. Income Taxes (cont'd)

     The Company has generated state net operating loss carryforwards of $6,135,663, which will expire in varying amounts beginning on September 30, 2001. The Company has also generated a federal net operating loss carry-forward of $4,206,218, which will expire in varying amounts on September 30, 2013.

     In 1997, approximately $277,000 of the valuation allowance was recognized as a tax benefit. In 1998, the Company increased the valuation allowance to $2,614,202 due to the uncertainty of its ability to fully utilize the federal and state net operating loss carry-forward. In 1999, there was a net increase in the valuation allowance to $2,670,714. As in the prior year, in 1999 no tax benefit was recognized due to the uncertainty of utilizing the net loss carry-forwards.

6.  Commitments and Contingencies
Letters of Credit

    The Company was contingently liable for outstanding letters of credit of $158,202 at September 30, 1999.

Leases

    Rent expense for the years ended September 30, 1999, 1998 and 1997 amounted to $1,022,852, $1,056,934 and $1,024,491, respectively.

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

           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Cont'd)
                        September 30, 1999

6. Commitments and Contingencies (cont'd)

Company and it contains two options to renew for two five year periods.

     Future minimum rental payments under operating leases are as follows:

     2000                  744,932
     2001                  177,743
     2002                  141,375
     2003                   82,469

                        $1,146,519

Concentration of Labor

    In December 1992, the production and maintenance employees of the Company's wholly owned subsidiary, Sawdust, voted to join local 478 of the International Brotherhood of Teamsters (the "Union").
In the Company's fiscal year ended September 30, 1996 ("Fiscal 1996"), Sawdust renewed its labor agreement with the Union for the benefit of these employees, which agreement expired August 31, 1999. The Union has agreed to work under the terms and conditions of the expired contract until a new contract is negotiated and a determination is made as to the impact of the Company's investigation into moving a portion of its manufacturing facility overseas. As of September 30, 1999, 47% of the Company's employees were members of the Union. To date, the Company has maintained a favorable relationship with the Union.

7. Loss from Cosmetics Operation:

    During the second quarter of 1997, the Board of Directors determined to discontinue its cosmetics operation and focus its efforts primarily on its writing instruments business. The loss from cosmetics operation reported in the second quarter of 1997 reflects the write-down of certain assets of this operation to their estimated net realizable value (Note 13).

8. Paradise Settlement

    In October 1987, the Company commenced an action against Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") in the United States District Court for the Southern District of New York which resulted in an adverse multi-million dollar judgment against Pentech. In December 1996, the parties to such litigation entered into a settlement agreement providing, among other things, for Pentech to pay $500,000 at the date of signing, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the "Note") and enter into a five year

           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Cont'd)
                        September 30, 1999

8. Paradise Settlement (Cont'd)

non-exclusive license to sell such products for a 10% royalty, with an aggregate minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid Paradise the $500,000 at the date of signing in January 1997 and a required payment against the Note of $400,000 in February 1997. In addition, the Note required $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments have been made through October, 1999. The Company also has paid $300,000 against the minimum royalty.

9.  Major Customer and Concentration of Credit Risk

     For the years ended September 30, 1999, 1998 and 1997, the
Company had one customer who accounted for 9%, 12% and 13%, respectively, of net sales. Concentration of credit risk with respect to trade receivables is generally limited due to the Company's use of credit limits, credit insurance and ongoing credit evaluations and account monitoring procedures.

10.   401(k) Plan

    The Company has a defined contribution 401(k) plan, covering substantially all employees not covered under a collective bargaining agreement. The plan provides employees an opportunity to make pre-tax payroll contributions to the plan. The plan was amended on April 1, 1996 to incorporate an employer discretionary match of 1/3 of the first 6% of employee contributions. For the years ended September 30, 1999, 1998, 1997 the Company contributed $37,500, $32,558 and $36,273, respectively.

11.  Accrued Expenses
                                          September 30,
                                       1999          1998

Accrued returns and advertising
  rebates                           $2,038,410   $1,878,847
Accrued royalties                      430,000      346,940
Other accrued expenses                 586,899    1,126,175

                                    $3,055,309   $3,351,962

12.  Private Placement

    In January 1997, the Company completed a private offering of 20 Units, each Unit consisting of 100,000 shares of Common Stock of the Company for $50,000 per Unit (the "Private Offering"). The
Company received net proceeds of $963,000 from the Private
           PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Cont'd)
                        September 30, 1998

12.  Private Placement (Cont'd)

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

13. Sale of Cosmetic Assets/Available-for-Sale Security

    In November 1997, the Company entered into an agreement to sell the fixed assets and inventory of its Cosmetics subsidiary to an outside company, Fun Cosmetics Inc. ("Fun") (significantly owned by a former employee) for its net book value of $758,000 plus 200,000 shares of Fun. In December 1997, $100,000 was received as a down payment, $150,000 was received at closing and a note was issued for approximately $508,000 bearing interest at a rate of 9% per annum. The terms of the note provided that the principal be reduced by $150,000 a month commencing February 1998, until paid. This note was paid in full in March 1998. At the time of sale, the Company assigned no value to the shares received since the acquiring company was a start-up company with minimal assets and was still seeking financing. Since November 1997, Fun has raised additional equity and funding and has become a non-reporting company whose shares are listed on the NASD Electronic Bulletin Board. At September 30, 1999, the value of this stock (based on quoted market prices) was $.907 a share. The Company has the right to begin selling its shares in Fun. However, due to the historically low level of trading activity, the number of shares the Company owns and the fact that the shares are unregistered, there is no assurance the Company will realize the current market value.

14. Income from Lawsuit Settlement:

    In June 1997, the Company commenced an action against Cooper and Dunham LLP and Lewis H. Eslinger (collectively, "Defendants") in the Supreme Court of the State of New York and County of New York for legal malpractice, gross negligence, misrepresentation and breach of contract in connection with the adverse, multi-million dollar judgment resulting from a patent infringement case which the defendants had been retained to pursue. On April 10, 1998, the Company terminated this action and received a payment of $1,250,000. All actions arising from the patent infringement case have now been discontinued with prejudice.
              PENTECH INTERNATIONAL INC. AND SUBSIDIARIES

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             Years Ended September 30, 1999, 1998 and 1997


  Column A                Column B     Column C  Column D     Column E

                                       Charged
                                       to Costs
                          Balance at   and                     Balance
                          Beginning    Expenses/               End of
Description               of Period    Other     Deductions(1) Period


Year ended September
 30, 1999

Allowance for doubtful
 accounts                $  128,814  $   95,753  $188,913  $   35,654

Allowance for slow
 moving items            $1,110,000  $  213,000  $217,000  $1,106,000

Valuation allowance
 for deferred taxes      $2,614,202  $   56,512  $      -  $2,670,714

Year ended September
 30, 1998
Allowance for doubtful
 accounts                $   30,087  $  134,974  $ 36,247  $  128,814

Allowance for slow
 moving items            $1,210,000  $  300,000  $400,000  $1,110,000

Valuation allowance
 for deferred taxes      $  965,565  $1,648,637         -  $2,614,202

Year ended September
 30, 1997
Allowance for doubtful
 accounts                $  402,513  $   15,401  $387,827  $   30,087

Allowance for slow
 moving items            $1,386,000  $  400,000  $576,000  $1,210,000

Valuation allowance
for deferred taxes       $1,243,191  $  237,009  $514,635  $  965,565


(1) Amount represents various accounts written off during the year, net of recoveries.

                          EXHIBIT INDEX




Exhibit


10.6          Waiver, Consent and Second Amendment to Loan and
              Security Agreement by and among Bank of America, N.A., the Company, Pentech Cosmetics and Sawdust
              Pencil Co. dated as of December 20, 1999.

21            Subsidiaries of the Company.

23.1          Consent of Ernst & Young LLP dated December 28, 1999.

27            Financial Data Schedule.