Form 10-Q
period 1999-12-31
PENTECH INTERNATIONAL INC
filed 2000-02-22
CIK 760461

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 2000:
12,571,258 shares of common stock, par value $.01 per share.

                                   INDEX




Part I.  Financial Information:


    Item 1.   Financial Statements (Unaudited).                 Page


    Condensed Consolidated Balance Sheets as of
    December 31, 1999 and September 30, 1999                     3-4


    Condensed Consolidated Statements of Operations for the
    three months ended December 31, 1999 and 1998                  5


    Condensed Consolidated Statements of Cash Flows
    for the three months ended December 31,
    1999 and 1998                                                6-7


    Notes to Condensed Consolidated Financial Statements        8-17


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.   18-20


Part II.  Other Information:


    Item 6.   Exhibits and Reports on Form 8-K                    21


Signatures                                                        22

                      PART I.  FINANCIAL INFORMATION

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)


                                    December 31, 1999   September 30, 1999
                                       (unaudited)
    Current Assets:

    Cash                                $   263             $     -
    Accounts receivable, net of
      allowances for doubtful
      accounts of $56 at
      December 31, 1999 and $36
      at September 30,
      1999, respectively                 10,631              15,301
    Inventories (Note 1)                 14,757              15,415
    Prepaid expenses and other            1,667               1,633
    Joint venture receivable (Note 7)       217                   -
    Available-for-Sale Security
      (Note 6)                                55                 181

    Total current assets                 27,590              32,530

    Furniture and equipment (Note 1)      9,334               9,472
     Less accumulated depreciation       (6,412)             (6,318)

                                          2,922               3,154

    Other assets:

    Trademarks, net of amortization
      of $787 at December 31, 1999
      and $762 at September 30, 1999
     (Note 1)
    Due from officer                        224                 236

                                            174                 174

                                            398                 410

                                        $30,910             $36,094


         See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                December 31, 1999    September 30, 1999
                                     (unaudited)
Current liabilities:
  Notes payable, bank
    (Note 2)                         $12,686             $13,882
  Accounts payable                     1,792               3,322
  Accrued expenses                     1,660               3,056
  Settlement note payable (Note 5)        300                 300
  Deferred income from joint venture
   (Note 7)                               84                   -

    Total current liabilities         16,522              20,560

Other liabilities:
  Royalty payable, long-term (Note 5)      50                  50
  Settlement note payable,
    long-term (Note 5)                 1,500               1,500

                                       1,550               1,550

Commitments and contingencies
(Note 3)

Shareholders' equity:

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none                                     -                   -

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 12,571,258 shares issued
  and outstanding at December 31, 1999
  and September 30, 1999, respectively   125                 125

  Capital in excess of par             6,839               6,839

  Retained earnings                         5,819               6,839

  Accumulated other comprehensive
   income (Note 7)                         55                 181

                                      12,838              13,984

                                     $30,910             $36,094

         See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (000's omitted)

                                (Unaudited)



                                    Three Months Ended
                                        December 31,

                                  1999                1998


Net sales                            $10,285             $10,568

Cost of sales                          7,060               7,297

Gross profit                      3,225               3,271

Selling, general and
 administrative expenses           3,735               3,538

Plant move expense                   213                   -

Interest expense                    297                 376

Interest (income)                          -                  (2)

                                  4,245               3,912

(Loss) before taxes                   (1,020)               (641)

Income taxes                          -                   -

Net (loss)                       $(1,020)            $  (641)

Net (loss) per
share-basic and diluted
(Note 1)                             $  (.08)            $  (.05)




         See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)

                                (Unaudited)

                                                Three Months Ended
                                                   December 31,

                                                1999          1998


Cash flows from operating activities:

     Net (loss)                               $(1,020)      $  (641)

     Adjustments to reconcile net
     income to net cash provided
     by operating activities:

     Depreciation and amortization                261           246
     (Increase) decrease in:
         Accounts receivable                    4,670         4,701
         Joint venture receivable                (217)            -
         Inventories                              658           713
         Prepaid expenses and other               (34)         (106)
         Income taxes receivable/
              payable                               -           448

     Increase (decrease) in:
              Accounts payable                      (1,530)         (696)
         Accrued expenses                      (1,396)       (1,369)
         Deferred income from
           joint venture                               171             -
         Settlement payable                         -          (100)
     Total adjustments
                                                2,583         3,837

         Net cash provided by
         operating activities                   1,563         3,196

Cash flows from investing activities:

    (Purchase) of furniture/equipment             (91)          (46)
     (Increase) Decrease in trademarks            (13)            4

         Net cash (used in)
         investing activities                    (104)          (42)



         See notes to condensed consolidated financial statements.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's omitted)

                                (Unaudited)



                                                   Three Months Ended
                                                      December 31,

                                                   1999           1998


Cash flows from financing activities:

    Net (decrease) in notes
     payable                                     $(1,196)       $(3,568)

    Net cash (used in)
     financing activities                         (1,196)        (3,568)

Net increase (decrease) in cash
and cash equivalents                                 263           (414)

Cash and cash equivalents,
beginning of period                                    -            759

Cash and cash equivalents, end of period         $   263        $   345

Supplemental disclosures of cash flow
information and non-cash financing activities:

    Cash paid during the period for:

         Interest                                $   283        $   456





         See notes to condensed consolidated financial statements.

                   PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
          (The information for the three months ended
           December 31, 1999 and 1998 is unaudited.)


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

    Unaudited financial statements:

         All unaudited financial information includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at December 31, 1999 and the results of operations and the statements of cash flows for the three month period ended December 31, 1999 and 1998.

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
          (The information for the three months ended
            December 31, 1999 and 1998 is unaudited.)


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

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
          (The information for the three months ended
           December 31, 1999 and 1998 is unaudited.)


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

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
          (The information for the three months ended
           December 31, 1999 and 1998 is unaudited.)


1.  Summary of significant accounting policies (Cont'd):

(Loss) per share:

    The following table sets forth the computation of basic and diluted (loss) per share:


                                Three months ended December 31,
                                 1999                    1998

Numerator:
    Net (loss)                $(1,020,000)             $ (641,000)


Numerator for basic and
  diluted (loss) per share    $(1,020,000)             $ (641,000)


Denominator:
    Denominator for basic
      earnings per share -
      weighted average
      shares                   12,571,258            12,570,258

Effect of dilutive
  securities:
    Employee stock options          0                     0


Denominator for diluted
  earnings per share -
  adjusted weighted average
  shares and assumed
  conversions:                      12,571,258            12,570,258


Basic and diluted (loss)
  per share                   $   (.08)             $   (.05)

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
          (The information for the three months ended
           December 31, 1999 and 1998 is unaudited.)


1.  Summary of significant accounting policies (Cont'd):


    Other Recently Issued Accounting Standard:

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

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
          (The information for the three months ended
           December 31, 1999 and 1998 is unaudited.)


                                  December 31,      September 30,
                                      1999              1999
2.  Notes Payable bank:
    Revolving line of credit,
     interest payable monthly
     at prime plus .5% (9%
     at December 31, 1999 and
     8.75% at September 30, 1999)  $   686,000      $ 1,882,000

    Revolving line of credit,
     interest payable at maturity
     at libor plus 2.5% (ranging
     from 8.09% to 8.10% at
     December 31, 1999 and 7.76%
     to 7.87% at September 30,
     1999)                          12,000,000       12,000,000

                                    $12,686,000      $13,882,000


         In January 1997, the Company entered into a three year Revolving Credit Agreement with BankAmerica Business Credit, Inc. now known as Bank of America, N.A. (BABC) (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Borrowing under the Credit Agreement accrue interest, at the Company's option, at either prime plus .5% or libor plus 2.5%.

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

         The Renewal is collateralized by a security interest in substantially all of the assets of the Company. In connection with the Renewal, the Company has agreed to the maintenance of certain financial covenants and cannot declare a cash divided without the consent of BABC.


                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
    (The information for the three months ended December 31,
                   1999 and 1998 is unaudited.)


3.  Contingency:

    At December 31, 1999, the Company was contingently liable for outstanding letters of credit of $259,931.


4.  Income taxes:


                                         Three Months Ended
                                           December 31

                                       1999             1998

           Federal:
              Current               $    -           $    -
              Deferred                   -                -

            State:
              Current                    -                -
                   Deferred                   -                -

                                    $    -           $    -



    Income tax at Federal
      statutory rate applied to
      income before taxes           $ (347,000)    $ (218,000)

    Add:  state income taxes           (92,000)       (58,000)

         Less: effect of deduction of
      state income taxes for
      Federal purposes                 (32,000)        32,000

    Less: effect of increase in
      valuation allowance              407,000        244,000

    Income taxes provided           $     -        $     -


                  PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
           (The information for the three months ended
             December 31, 1999 and 1998 is unaudited.)

4.   Income taxes (Cont'd):

    Significant components of the Company's deferred tax assets and liability as of December 31, 1999 and September 30, 1999 are as
follows:
                                  December 31,   September 30,
                                      1999            1999
Current deferred tax asset
  (liability):
   State taxes on deferred
     federal items                $   160,314    $    (51,957)

Current deferred tax assets:
   Bad debts                           24,360          15,331
   Inventory reserve                  385,710         475,580
   Reserve for returns and
     allowances                       135,588         267,018
   Unicap                                    8,364           8,364

   Total current deferred
     tax assets                       554,022         766,293

Valuation allowance on current
  deferred tax assets                (714,336)       (714,336)

                                     (160,314)         51,957

   Net current deferred tax assets     $      -       $       -

Long-term deferred tax liabilities:
   Depreciation                   $  (853,163)   $   (853,163)

Long-term deferred tax assets:
   Reserve for litigation             817,000         817,000
   State net operating loss
     carryforwards                    644,210         552,210
   Federal net operating loss
     carry forward                  1,755,331       1,440,331

Total long-term deferred
  tax assets                        3,216,541       2,809,541

Valuation allowance on
  long-term deferred tax assets    (2,363,378)     (1,956,378)

                                      853,163         853,163
   Net long-term deferred tax
    assets                        $     -        $     -
                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
           (The information for the three months ended
             December 31, 1999 and 1998 is unaudited.)


5.  Paradise Settlement

    In Fiscal 1997, the Company entered into a settlement agreement with Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the "Note") and enter into a five year non-exclusive license to sell such products for a 10% royalty, with an aggregate minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid $500,000 at the date of signing in January 1997 and a required payment against the Note of 400,000 in February 1997. In addition, the Note required $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments have been made through January 2000. The Company also paid $400,000 against the minimum royalty.


6.  Available-for-Sale Security

    The value of Fun Cosmetics, Inc. stock (based on quoted market prices) as of December 31, 1999 was $.275 a share. The Company has the right to begin selling its shares in Fun. However, due to the historically low level of trading activity, the number of shares the Company owns and the fact that the shares are unregistered, there is no assurance the Company will realize the current market value.

                        Accumulated Other Comprehensive Income

Beginning balance                      $181,400

Less: Net unrealized loss              (126,400)

Ending balance                              $ 55,000


7.  Joint Venture

    During the quarter ended December 31, 1999, the Company formed a strategic partnership with a manufacturer in Shanghai, China with the purpose of developing and manufacturing both existing products and many of the Company's new products in development. The terms
                   PENTECH INTERNATIONAL INC.
                       AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
          (The information for the three months ended
           December 31, 1999 and 1998 is unaudited.)



7.  Joint Venture (cont'd):


of the joint venture provide for Pentech to receive cash for some of its manufacturing equipment and obtain a 50% ownership in the new entity being formed in China. In addition, once the transaction is complete, there will be costs associated with the relocation of the Company's domestic manufacturing facility. As of December 31, 1999, the Company has shipped approximately $217,000 worth of equipment and inventory and incurred relocating costs of approximately $213,000. The Company is in the process of finalizing this transaction. There is no assurance it will be finalized, or if finalized, it will not be on terms different than set forth above.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


    (1)  Material Changes in Results of Operations

    Net sales decreased in the three months ended December 31, 1999 2.7% from the same period a year ago primarily due to a decrease in sales of licensed products. This was offset by an increase in the children's activity product line.

    Gross profit as a percentage of net sales increased for the three months ended December 31, 1999 to 31.3% from 30.9% in the same period a year ago. A higher percentage of sales this quarter came from the children's activity line which generate higher gross profit margins.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales for the three months ended December 31, 1999 increased to 36.3% from 33.5% in the same period a year ago. This was primarily due to an increase in our sales force. In addition, a similar level of fixed costs were incurred over a lower sales volume.

    For the three months ended December 31, 1999, interest expense decreased as compared to the same period a year ago. This was due to a higher outstanding loan balance in the prior year.

    For the three months ended December 31, 1999, the net loss was $1,020,000 or $.08 per share as compared to a net loss of $641,000 or $.05 for the same prior period. The decrease in income was primarily due to the lower sales volume as well as the plant move expenses.


    (2)  Material Changes in Financial Condition

    In January 1997, the Company entered into a three year $30,000,000 (subsequently amended to $25,000,000) revolving credit facility with BankAmerica Business Credit Inc., now known as Bank of America, N.A. ("BABC") (the "Credit Agreement"). The amount of drawings under the facility is subject to limitations based upon eligible inventory and accounts receivable as described in the Credit Agreement. The Credit Agreement is collateralized by a security interest in substantially all of the assets of the Company. In addition, in accordance with the Credit Agreement, the Company has agreed, among other things, to the maintenance of certain financial covenants.



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

    The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments that commenced January 1, 1998 thru April 1, 2004. Quarterly principal payments were made through January 2000. The Company does not anticipate any difficulty meeting this payment schedule.

    During the quarter ended December 31, 1999, the Company formed a strategic partnership with a manufacturer in Shanghai, China with the purpose of developing and manufacturing both existing products and many of the Company's new products in development. The terms of the joint venture provide for Pentech to receive cash for some of its manufacturing equipment and obtain a 50% ownership in the new entity being formed in China. In addition, once the transaction is complete, there will be costs associated with the relocation of the Company's domestic manufacturing facility. As of December 31, 1999, the Company has shipped approximately $217,000 worth of equipment and inventory and incurred relocating costs of approximately $213,000. The Company is in the process of finalizing this transaction. There is no assurance it will be finalized, or if finalized, it will not be on terms different than set forth above.

    The Company continued several actions to increase its liquidity. It continued a policy of obtaining thirty to sixty day open credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit. It continues to reduce the number of items held in inventory and has reduced the level of capital expenditures.

    Working capital decreased $902,000 to $11,068,000 at December 31, 1998. As a result of the seasonal nature of the Company's business, the Company's use of its credit facility increases significantly in the months of May, June, July and August as the Company finances its inventory and receivables, and declines in September and October after the collections of receivables from its Back-to-School sales. The change in financial position during the quarter ended December 31, 1999 reflects primarily this seasonality due to the decrease in receivables from the collection of its Back-to-School sales and a decline in inventory.

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

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.


         3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration Statement. Statement No. 2-95102-NY of the Company.


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


                             PENTECH INTERNATIONAL, INC.



Dated: February 22, 2000     By:/s/ William Visone
                                William Visone,
                                Treasurer and Chief Financial
                                Officer































N:\RSKLAW\PTK\10Q-DEC.99