Form 10-Q
period 2000-03-31
PENTECH INTERNATIONAL INC
filed 2000-05-22
CIK 760461

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

                                Yes  X           No

     The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000, was 12,571,258 shares of common stock, par value $.01 per share.

               Exhibit Index is located on Page 21.

                               INDEX





Part I.  Financial Information:


    Item 1. Financial Statements (Unaudited).                           Page


    Consolidated Balance Sheets as of
    March 31, 2000 and September 30, 1999                        3-4


    Consolidated Statements of Operations for the
    three and six months ended March 31, 2000 and 1999             5


    Consolidated Statements of Cash Flows
    for the six months ended March 31,
    2000 and 1999                                                6-7


    Notes to Consolidated Financial Statements                  8-15


    Item 2. Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations.                         16-18

    Item 3. Quantitative and Qualitative Disclosure
            About Market Risk.                                   18

Part II.  Other Information:


    Item 5. Other Information                                    19


    Item 6. Exhibits and Reports on Form 8-K.                      19


Signatures                                                        20

                      PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements.

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                              (000's omitted)
                  (Substantially all pledged or assigned)



                                   March 31, 2000   September 30, 1999
                                     (unaudited)
    Current Assets:

    Accounts receivable, net of
     allowance for doubtful accounts
     of $83 at March 31, 2000 and
     $36 at September 30, 1999            $10,099          $15,301
    Inventories (Notes 1 and 2)          14,132           15,415
    Prepaid expenses and other            2,169            1,633
    Joint venture receivable (Note 8)       1,328                -
    Available for-sale security (Note 7)       10            181

     Total current assets                27,738           32,530

    Equipment and furniture (Note 1)      8,402            9,472
     Less accumulated depreciation            (6,028)     (6,318)

                                          2,374            3,154

    Other assets:

    Trademarks, net of accumulated amort-
     ization of $811 at March 31, 2000
     and $762 at September 30, 1999
     (Note 1)                                 233              236
    Due from officer                        174              174

                                                 407         410

                                        $30,519          $36,094




              See notes to consolidated financial statements.




                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Cont.)

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                              (000's omitted)

                                 March 31, 2000    September 30, 1999
                                        (unaudited)
Current liabilities:
  Notes payable, bank
   (Note 3)                               $11,695             $13,882
  Accounts payable                          3,588               3,322
  Accrued expenses                          1,820               3,056
  Settlement note payable                   300                 300
  Deferred revenue from joint
   venture (Note 8)                           449              -

  Total current liabilities           17,852              20,560

Other liabilities:
  Royalty payable, long-term              50                  50
  Settlement note payable,
   long-term                                1,400          1,500

                                            1,450          1,550
Commitments and contingencies
(Note 4)

Shareholders' equity:

  Preferred stock, par value $.10
  per share; authorized 500,000
  shares; issued and outstanding
  none

  Common stock, par value $.01
  per share; authorized 20,000,000
  shares; 12,571,258 shares issued
  and outstanding at March 31, 2000
  and September 30, 1999, respectively      125                 125

  Capital in excess of par                6,839               6,839

  Retained earnings                    4,243               6,839

  Accumulated other comprehensive
   income                                 10                 181

                                      11,217              13,984

                                     $30,519             $36,094

              See notes to consolidated financial statements.

                       PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (000's omitted except for per share amounts)
                                (unaudited)



                        Three Months Ended         Six Months Ended
                             March 31,                March 31,

                          2000      1999           2000       1999


Net sales                    $10,497    $ 9,187        $20,781   $19,755

Cost of sales                  7,069      6,088         14,129    13,385

Gross profit              3,428      3,099          6,652     6,370

Selling, general and
 administrative expenses       4,140      3,603          7,875     7,141

Plant relocation costs       574          -            787         -

(Loss) from operations    (1,286)      (504)        (2,010)     (771)

Interest expense            290        324            586       700

Other (income)                     -        (15)             -       (17)

Net (loss)               $(1,576)   $  (813)           $(2,596)  $(1,454)

Net (loss) per share     $  (.13)   $  (.06)           $  (.21)  $  (.12)
  basic and diluted
 (Note 1)






              See notes to consolidated financial statements.

                         PENTECH INTERNATIONAL INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's omitted)
                                (unaudited)

                                              Six Months Ended
                                                  March 31,

                                              2000       1999

Cash flows from operating activities:

    Net (loss)                              $(2,596)   $(1,454)

    Adjustments to reconcile net
    loss to net cash provided by
     operating activities:

    Depreciation and amortization               523        492

    (Increase) decrease in:
         Accounts receivable                  5,202      4,926
         Inventories                            868      1,140
         Prepaid expenses and other            (536)       (36)
         Income taxes receivable                  -        448

    Increase (decrease) in:

         Accounts payable                       266        (70)
         Accrued expenses                    (1,236)    (1,582)
          Settlement payable                   (100)      (250)

    Total adjustments                         4,987      5,068

         Net cash provided by
         operating activities                 2,391      3,614

Cash flows from investing activities:

    (Purchase) of furniture/equipment          (158)      (335)
    (Increase) decrease in trademarks           (46)        16

         Net cash (used in) investing
         activities                            (204)      (319)




              See notes to consolidated financial statements.


                          PENTECH INTERNATIONAL INC.
                              AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (000's omitted)
                                (unaudited)


                                               Six Months Ended
                                                   March 31,
                                              2000           1999


Cash flows from financing activities:

Net (decrease) in notes
 payable                                    $(2,187)       $(3,835)
Net cash (used in)
 financing activities                        (2,187)        (3,835)

Net (decrease) in cash and
   cash equivalents                                    -           (540)

Cash and cash equivalents,
 beginning of period                              -            759

Cash and cash equivalents, end of period     $     -       $   219


Supplemental disclosures of cash flow
 information:

Non-cash operating activities:
 (Increase) in joint venture
  receivable                                 $(1,328)             -
 Increase in deferred revenue
  from joint venture                         $   449              -

 Decrease in fixed assets due to
  transfer to joint venture                  $   464              -

 Decrease in inventory due to transfer       $   415              -
  to joint venture

Non-cash investing activities:
 (Decrease) in fair value of
  available-for-sale security                $  (171)       $  (269)

Cash paid during the period for:

    Interest                                $   584        $   782



              See notes to consolidated financial statements.
                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
      (The information for the three and six months ended
              March 31, 2000 and 1999 is unaudited.)



1.  Summary of Significant Accounting Policies:

    Organization:

         Pentech International Inc. (the "Company") was formed in April 1984. A wholly-owned subsidiary, Sawdust Pencil Company ("Sawdust") was formed in November 1989 and commenced operations in January 1991. The Company and its subsidiary are engaged in the production, design and marketing of writing and drawing instruments. The Company primarily operates in one business segment: the manufacture and marketing of pens, markers, pencils and other writing instruments and related products to major mass market retailers located in the United States, under the "Pentech" name or licensed trademark brand. The Company's business is subject to certain seasonal conditions in which sales tend to be concentrated in the third and fourth quarters of the fiscal year. The Company's fiscal year ends September 30.

    Principles of Consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    Cash Overdraft:

         Any bank overdrafts are included within accounts payable in the accompanying consolidated balance sheet.

    Unaudited Financial Statements:

         The unaudited financial information includes adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at March 31, 2000 and the results of operations for the three and six month periods ended March 31, 2000 and 1999 and cash flows for the six months ended March 31, 2000 and 1999.

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
      (The information for the three and six months ended
              March 31, 2000 and 1999 is unaudited.)


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

    Fair Value of Financial Instruments:

         The fair value for cash and accounts receivable approximates carrying amounts due to the short maturity of these instruments. The fair value for notes payable approximates carrying amounts due to the variable interest rates.

    Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and

                   PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
      (The information for the three and six months ended
              March 31, 2000 and 1999 is unaudited.)



1.  Summary of significant accounting policies (Cont'd):


         accompanying notes. Actual results could differ from those estimates.


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

                        PENTECH INTERNATIONAL INC.
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
      (The information for the three and six months ended
                  March 31, 2000 and 1999 is unaudited.)

1.  Summary of significant accounting policies (Cont'd):

    (Loss) Earnings per share:

    The following table sets forth the computation of basic and diluted earnings per share:

                         Three months ended         Six months ended
                              March 31,                 March 31,
                          2000         1999        2000           1999

Numerator:
    Net (loss)          $(1,576,000)$  (813,000) $(2,596,000) $(1,454,000)

Denominator:
    Denominator for basic
      earnings per share -
      weighted average
      shares             12,571,258  12,570,258   12,571,258   12,570,258

Effect of dilutive
  securities:
    Employee stock
   options                        -           -            -            -

Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares and
  assumed conversions:    12,571,258  12,570,258   12,571,258   12,570,258

Basic and diluted (loss)
  per share                   $(.13)      $(.06)       $(.21)       $(.12)


Other Recently Issued Accounting Standard:

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was amended by the Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and is effective for years beginning after June 15, 2000. The Company has completed its review of SFAS 133 and has concluded that the adoption of this statement would not have any effect on the Company and its reporting.

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
      (The information for the three and six months ended
              March 31, 2000 and 1999 is unaudited.)


2.  Inventory
                                         March 31,     September 30,
                                            2000            1999


    Raw materials                       $ 3,334,000     $ 4,262,000
    Work-in-process                         953,000       1,748,000
    Finished goods                       10,742,000      10,511,000
    Allowance for slow-moving
     items                                 (897,000)     (1,106,000)

                                         $14,132,000     $15,415,000



                                          March 31,     September 30,
                                            2000            1999

3.  Notes Payable, bank:
    Revolving line of credit with
     interest payable monthly
     at prime plus .5% (9.50%
     at March 31, 2000 and
     8.75% at September 30, 1999)       $   695,000     $ 1,882,000


    Revolving line of credit with
     interest payable at maturity
     at libor plus 2.5% (8.68% at
     March 31, 2000 and ranging from
     7.76% to 7.87% at September 30,
     1999)                               11,000,000      12,000,000

                                         $11,695,000     $13,882,000


    In January 1997, the Company entered into a three year Revolving Credit Agreement with BankAmerica Business Credit, Inc. now known as Bank of America, N.A. (BABC) (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Borrowings under the Credit Agreement accrue

                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
  (The information for the three and six months ended March 31,
                   2000 and 1999 is unaudited.)


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

4.  Contingency:

    At March 31, 2000, the Company was contingently liable for outstanding letters of credit of $551,417.

5.  Income Taxes:

    Following is a reconciliation to income taxes at the statutory rate:

                            Three months ended   Six months ended
                              March 31, 2000      March 31, 2000

  Income tax at Federal
   statutory rate applied to
   income before taxes         $(536,000)         $ (883,000)

  State income taxes, net of
   Federal tax benefit            (93,000)           (154,000)

  Increase in valuation
   allowance                      629,000           1,037,000

                               $    -             $     -


                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
  (The information for the three and six months ended March 31,
                   2000 and 1999 is unaudited.)


6.  Paradise Settlement

    In Fiscal 1997, the Company entered into a settlement agreement with Leon Hayduchok, All-Mark Corporation and Paradise Creations, Inc., (collectively, "Paradise") providing, among other things, for Pentech to pay $500,000, deliver a $3,000,000 promissory note plus interest at the rate of 7% per annum (the "Note") and enter into a five year non-exclusive license to sell such products for a 10% royalty, with an aggregate minimum royalty of $500,000 (the "Paradise Settlement"). The Company paid $500,000 at the date of signing in January 1997 and a required payment against the Note of $400,000 in February 1997. In addition, the Note required $100,000 quarterly principal payments commencing January 1, 1998. Quarterly principal payments have been made through April 2000. The Company also paid $400,000 against the minimum royalty.


7.  Available-for-Sale Security

    The value of Fun Cosmetics, Inc. stock (based on quoted market prices) as of March 31, 2000 was $.05 a share. However, due to the historically low level of trading activity, the number of shares the Company owns, the shares are unregistered and the Company has recently became aware that Fun has discontinued active operations, there is no assurance the Company will realize the current market value.

                                        Accumulated Other
                                       Comprehensive Income

                                       March 31,      March 31,
                                        2000           1999


Net loss                              $(2,596)       $(1,454)

Unrealized loss on available-for-
 sale security                           (171)          (269)

Comprehensive loss                    $(2,767)       $(1,723)




                    PENTECH INTERNATIONAL INC.
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
          (The information for the three and six months
ended March 31,    2000 and 1999 is unaudited.)


8.  Joint Venture

    During the quarter ended December 31, 1999, the Company formed a strategic partnership with a manufacturer in Shanghai, China with the purpose of developing and manufacturing both existing products and many of the Company's new products in development. The terms of the joint venture provide for Pentech to receive cash for some of its manufacturing equipment and obtain a 50% ownership in the new entity being formed in China. In addition, there are costs associated with the relocation of the Company's domestic manufacturing facility. As of March 31, 2000, the Company has shipped approximately $1,328,000 worth of equipment and inventory and incurred relocating costs of approximately $787,000.

Item 2. Management's discussion and analysis of financial condition and results of operations.


    (1)  Material Changes in Results of Operations

    Net sales increased in the three and six months ended March
31, 2000 14.3% and 5.2%, respectively, from the same periods a year ago, primarily due to an increase in its "Fireworks" line of pens and its children's activity product line.

    Gross profit as a percentage of net sales decreased for the three and six months ended March 31, 2000 to 32.7% and 32% from 33.7% and 32.2%, respectively, as compared to the same periods a year ago. This was due to the decline in sales of licensed products for which the Company historically obtained higher gross margins. In addition, there was an increase in sales from the direct import program which generate lower gross profit margins.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales for the three and six months ended March 31, 2000 increased to 39.4% and 37.9% from 39.2% and 36.1%, respectively, as compared to the same periods a year ago. This was primarily due to the increase in our sales force as well as an increase in freight expenses. In addition, there was an increase in advertising and promotional expenses.

    For the three and six months ended March 31, 2000, interest expense decreased as compared to the same periods a year ago. This was due to a lower outstanding loan balance this year.

    For the three and six months ended March 31, 2000, the net loss was $1,576,000, or $.13 per share, and $2,596,000, or $.21 per share, as compared to a net loss of $813,000, or $.06 per share, and $1,454,000, or $.12 per share, respectively, for the same prior periods a year ago. The decrease in income was primarily due to higher SG&A expenses and the plant move expenses.


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

    The $3,000,000 note (the "Note") issued in connection with the Paradise Settlement requires $100,000 quarterly principal payments that commenced January 1, 1998 thru April 1, 2004. Quarterly principal payments were made through April 2000.

    During the quarter ended December 31, 1999, the Company formed a strategic partnership with a manufacturer in Shanghai, China with the purpose of developing and manufacturing both existing products and many of the Company's new products in development. The terms of the joint venture provide for Pentech to receive cash for some of its manufacturing equipment and obtain a 50% ownership in the new entity being formed in China. In addition, there are costs associated with the relocation of the Company's domestic manufacturing facility. As of March 31, 2000, the Company has shipped approximately $1,328,000 worth of equipment and inventory and incurred relocation costs of approximately $787,000.

    The Company continued several actions to increase its liquidity. It continued a policy of obtaining thirty to sixty day open credit to finance a majority of its purchases that historically have been financed pursuant to letters of credit. It continues to reduce the number of items held in inventory and has reduced the level of capital expenditures.

    Working capital decreased $2,084,000 to $9,886,000 at March
31, 2000. As a result of the seasonal nature of the Company's business, the Company's borrowings under the Credit Agreement increases significantly in the months of May, June, July and August as the Company finances its inventory and receivables, and declines in September and October after the collections of receivables from its sales during its seasonally high "Back to School" sales period. The change in financial position during the six months ended March 31, 2000 reflects primarily this seasonality due to the decrease in receivables from the collection of its Back- to-School sales and a decline in inventory.

    The Company anticipates that borrowings under the Credit
Agreement together with anticipated revenues from operations, will be sufficient to provide liquidity on both a short-term and long-term basis to finance its future operations. The Company believes these resources are sufficient to support its operating expenses.

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


Item 3.  Quantitative and Qualitative Disclosure About Market        Risk.

    Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 1999, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

                   PART II.  OTHER INFORMATION


Item 5.  Other Information.

    Notice is hereby given to the shareholders of the Company, that the Company's Annual Meeting of Shareholders scheduled to be held in April, 2000 has been postponed.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

    3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Registration
         Statement No. 33-16453 (the "Registration Statement").

    3.2  By-Laws of the Company incorporated by reference to
         Exhibit 3.2 of the Registration Statement.

    27   Financial Data Schedule.

    (b)  Reports on Form 8-K.

    During the quarter ended March 31, 2000, the registrant did not file any reports on Form 8-K.

                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PENTECH INTERNATIONAL INC.



Dated: May 22, 2000       By:s/William Visone
                             William Visone, Executive
                             Vice President - Strategic Planning
                            (Duly authorized officer and
                             Chief Financial Officer)





























N:\RSKLAW\PTK\10Q-MAR.00

                          EXHIBIT INDEX



Exhibit


27       Financial Data Schedule







































N:\RSKLAW\PTK\10Q-MAR.00